Form 10-Q
period 1995-06-30
KRUPP ASSOCIATES 1980-1
filed 1995-08-10
CIK 318526

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995


                                      OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to




                Commission file number          2-68727


                            Krupp Associates 1980-1


      Massachusetts                                              04-2708956
(State or other jurisdiction of                               (IRS employer
incorporation or organization)                           identification no.)

470 Atlantic Avenue, Boston, Massachusetts                            02210
(Address of principal executive offices)                       (Zip Code)


                                (617) 423-2233
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No

                        PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                            KRUPP ASSOCIATES 1980-1

                                BALANCE SHEETS


                                    ASSETS

                                                  June 30,     December 31,
                                                    1995           1994

Multi-family apartment complex, net of
   accumulated depreciation of $2,452,560
   and $2,365,138, respectively                 $ 2,162,267    $2,218,305
Cash and cash equivalent                            108,281        44,832
Cash restricted for tenant security deposits         39,187        41,529
Escrow for property replacements                     52,313        52,444
Prepaid expenses and other assets                    70,344        64,360
Deferred expenses, net of accumulated
   amortization of $31,071 and $28,976,
   respectively                                     115,554       117,649

      Total assets                              $ 2,547,946    $2,539,119


LIABILITIES AND PARTNERS' DEFICIT


Mortgage note payable                           $ 2,238,143    $2,244,913
Notes payable                                     1,257,385     1,257,385
Accounts payable                                    163,200       149,866
Accrued expenses and other liabilities              218,621       227,927
Accrued interest due to an affiliate (Note 2)       456,639       394,046

      Total liabilities                           4,333,988     4,274,137

Partners' deficit (Note 3)                       (1,786,042)   (1,735,018)

      Total liabilities and partners' deficit   $ 2,547,946    $2,539,119

                    The accompanying notes are an integral
                       part of the financial statements.

                            KRUPP ASSOCIATES 1980-1

                           STATEMENTS OF OPERATIONS



                                 For the Three Months     For the Six Months
                                    Ended June 30,          Ended June 30,
                                   1995        1994        1995        1994

Revenue:
   Rental                        $259,133    $241,769    $509,972    $481,609
   Other income                       536         179         728       3,108

      Total revenue               259,669     241,948     510,700     484,717

Expenses:
   Operating                       83,189      87,544     178,980     190,431
   Maintenance                     18,103      25,754      30,696      37,010
   Real estate taxes               23,679      34,576      58,713      69,815
   Depreciation and amortization   45,487      43,873      89,517      86,375
   General and administrative      13,656       3,918      17,826       8,211
   Interest (Note 2)               93,392      89,968     185,992     171,211

      Total expenses              277,506     285,633     561,724     563,053

Net loss                         $(17,837)   $(43,685)   $(51,024)   $(78,336)


Allocation of net loss (Note 3):

   Per Unit of Class A Limited
   Partnership Interest
      (4,000 Units)              $  (4.01)   $  (9.83)   $ (11.48)   $ (17.63)

   Original Limited Partner      $ (1,605)   $ (3,931)   $ (4,592)   $ (7,050)

   General Partners              $   (178)   $   (436)   $   (510)   $   (783)


                      The accompanying notes are an integral
                         part of the financial statements.

                            KRUPP ASSOCIATES 1980-1

                           STATEMENTS OF CASH FLOWS


                                                      For the Six Months
                                                        Ended June 30,
                                                       1995         1994

Operating activities:
   Net loss                                         $ (51,024)    $(78,336)
   Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation and amortization                    89,517       86,375
      Decrease(increase) in cash restricted for
         tenant security deposits                       2,342         (345)
      Increase in prepaid expenses and other
          assets                                       (5,984)     (54,224)
      Increase in accounts payable                     13,334        8,993
      Increase (decrease) in accrued expenses
         and other liabilities                         (9,306)      73,626
      Increase in due to an affiliate                  62,593       47,178

            Net cash provided by operating
               activities                             101,472       83,267

Investing activities:
   Additions to fixed assets                          (31,384)     (37,024)
   Net decrease (increase) in escrow for
      property replacements                               131       (9,957)

            Net cash used in investing activities     (31,253)     (46,981)
Financing activity:
   Principal payments on mortgage note payable         (6,770)      (6,083)

Net increase in cash and cash equivalent               63,449       30,203

Cash and cash equivalent, beginning of period          44,832        5,044

Cash and cash equivalent, end of period             $ 108,281     $ 35,247


                    The accompanying notes are an integral
                       part of the financial statements.

                            KRUPP ASSOCIATES 1980-1

                         NOTES TO FINANCIAL STATEMENTS



(1) Accounting Policies

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. In the opinion of the General Partners of Krupp Associates 1980-1 (the "Partnership"), the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Financial Statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994 for additional information relevant to significant accounting policies followed by the Partnership.

    In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of June 30, 1995, its results of operations for the three and six months ended June 30, 1995 and 1994, and its cash flows for the six months ended June 30, 1995 and 1994. Certain prior year balances have been reclassified to conform with current period financial statement presentation.

    The results of operations for the three and six months ended June 30, 1995 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

(2) Related Party Transactions

    Interest on notes payable to the General Partner and its affiliates was $62,678 for the six months ended June 1995 and $31,785 for the three months ended June 1995, as compared to $47,178 for the six months ended June 1994 and $25,174 for the three months ended June 1994.


(3) Summary of Changes in Partners' Deficit
    A summary of changes in Partners' Deficit for the six months ended June 30, 1995 is as follows:

                                           Class A     Original     Total
                             General       Limited     Limited     Partners'
                             Partners      Partners    Partner      Deficit

    Balance at
    December 31, 1994      $(1,144,880)   $(163,523)  $(426,615)  $(1,735,018)

    Net loss                      (510)     (45,922)     (4,592)      (51,024)

    Balance at
    June 30, 1995          $(1,145,390)   $(209,445)  $(431,207)  $(1,786,042)

                            KRUPP ASSOCIATES 1980-1



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership's ability to generate cash adequate to meet its needs is dependent primarily upon the successful operation of Riverside Apartments. Such ability is also dependent upon the future availability of short-term borrowings and upon the potential refinancing or sale of the asset. These sources of liquidity could be used by the Partnership for payment of expenses related to real estate operations, debt service and expenses. Cash Flow and Capital Transaction Proceeds, if any, as calculated under Section 8.2(a) ("Cash Flow") and 8.3(a) of the Partnership Agreement would then be available for distribution to the Partners. The Partnership has discontinued distributions due to insufficient operating cash flow.

  The Partnership has experienced cash flow deficiencies for several years and currently has very limited liquidity. Expenditures are being monitored closely and capital improvements are made on an as-needed basis. To date, the General Partners have been able to arrange financing through borrowings, from an affiliate of the General Partners, to cover a substantial portion of these cash flow deficiencies. Also, one of the General Partners, The Krupp Company Limited Partnership ("The Krupp Company"), contributed an additional $100,000 to the Partnership during 1991. In January 1993, The Krupp Company loaned an additional $135,000 to the Partnership in the form of a demand note to payoff a demand note from an unaffiliated bank. In addition, the affiliate lender has been willing to defer interest payments on the borrowings since late 1990. Furthermore, the General Partners, through annual negotiations, have continued to arrange for the waiver of property management fees and expense reimbursements payable to the management agent, also an affiliate of the General Partners.

  The General Partners anticipate operating deficits to continue and cannot guarantee that they will be able to take actions that will cover any future deficits. If the property is unable to generate funds sufficient to cover these deficits, the Partnership could default on its mortgage payments and become subject to foreclosure proceedings. However, the Partnership is
current on its mortgage payments.   In the past several years, management has
tried several times to market the property for sale but has been unsuccessful in generating interest because of the limited demand for product in this area. However, continued efforts will be made to sell the property in the future and to retire all existing debts.

Cash Flow

   Shown below is the calculation of Cash Flow for the six months ended June 30, 1995.

                                                          Rounded to $1,000

   Net loss for tax purposes                                 $(52,000)

   Items not requiring (requiring) the use of
   operating funds:
      Tax basis depreciation and amortization                  90,000
      Principal payments on mortgage                           (7,000)
      Expenditures for capital improvements                   (31,000)

   Cash Flow                                                 $    -

                                   Continued

                            KRUPP ASSOCIATES 1980-1



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Operations

For the three and six months ended June 30, 1995, as compared to the same period in 1994, Riverside Apartments experienced an increase in revenue attributable to rental rate increases established throughout the first half of the year.

During the first and second quarters of 1995 as compared to 1994, total expenses have remained relatively stable with the exception of operating and interest expense. Operating expense decreased primarily as a result of a reduction in insurance expense due to a favorable claim history. Interest expense increased as a result of the rise in prime rate from approximately 6% to 9% from the first half of 1994 to the first half of 1995, respectively.

                            KRUPP ASSOCIATES 1980-1

                          PART II - OTHER INFORMATION




Item 1.  Legal Proceedings
         Response:  None

Item 2.  Changes in Securities
         Response:  None

Item 3.  Defaults upon Senior Securities
         Response:  None

Item 4.  Submission of Matters to a Vote of Security Holders
         Response:  None

Item 5.  Other Information
         Response:  None

Item 6.  Exhibits and Reports on Form 8-K
         Response:  None

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      Krupp Associates 1980-1
                                           (Registrant)



                                      BY:  /s/Marianne Pritchard
                                           Marianne Pritchard
                                           Treasurer and Chief Accounting
                                           Officer of The Krupp Corporation,
                                           a General Partner.



DATE:  August 4, 1995