Form 10-Q
period 1995-09-30
KRUPP ASSOCIATES 1980-1
filed 1995-11-08
CIK 318526

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT Of 1934

For the quarterly period ended    September 30, 1995

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

                      PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                          KRUPP ASSOCIATES 1980-1

                              BALANCE SHEETS


                                  ASSETS

                                              September 30, December 31,
                                                  1995          1994

Multi-family apartment complex, net of
  accumulated depreciation of $2,498,553
  and $2,365,138, respectively                $ 2,143,397   $ 2,218,305
Cash                                               21,500        44,832
Cash restricted for tenant security deposits       38,572        41,529
Escrow for property replacements                   66,519        52,444
Prepaid expenses and other assets                 103,143        64,360
Deferred expenses, net of accumulated
  amortization of $32,118 and $28,976,
  respectively                                    114,507       117,649

        Total assets                          $ 2,487,638   $ 2,539,119

LIABILITIES AND PARTNERS' DEFICIT


Mortgage note payable                         $ 2,234,623   $ 2,244,913
Notes payable                                   1,257,385     1,257,385
Accounts payable                                   86,677       149,866
Accrued expenses and other liabilities            254,171       227,927
Accrued interest due to an affiliate (Note 2)     488,105       394,046

        Total liabilities                       4,320,961     4,274,137

Partners' deficit (Note 3):

  Class A Limited Partners
     (4,000 Units outstanding)                   (251,998)     (163,523)
  Original Limited Partner                       (435,462)     (426,615)
  General Partners                             (1,145,863)   (1,144,880)

        Total Partners' deficit                (1,833,323)   (1,735,018)

  Total liabilities and Partners' deficit     $ 2,487,638   $ 2,539,119



                  The accompanying notes are an integral
                     part of the financial statements.

                          KRUPP ASSOCIATES 1980-1

                         STATEMENTS OF OPERATIONS

                             For the Three Months    For the Nine Months
                             Ended September 30,     Ended September 30,
                              1995         1994       1995        1994

Revenue:
  Rental                    $262,750     $249,185   $772,722   $ 730,794
  Other income                 3,244          184      3,972       3,292

     Total revenue           265,994      249,369    776,694     734,086

Expenses:
  Operating                   93,705       97,910    272,685     288,341
  Maintenance                 33,040       19,726     63,736      56,736
  Real estate taxes           33,600       29,561     92,313      99,376
  Depreciation and
     amortization             47,040       44,997    136,557     131,372
  General and administrative  12,992       15,939     30,818      24,150
  Interest (Note 2)           92,898       88,910    278,890     260,121

     Total expenses          313,275      297,043    874,999     860,096

Net loss                    $(47,281)    $(47,674)  $(98,305)  $(126,010)


Allocation of net loss
  (Note 3):

  Per Unit of Class A
     Limited Partnership
     Interest (4,000 Units) $ (10.64)    $ (10.73)  $ (22.12)  $  (28.35)

  Original Limited Partner  $ (4,255)    $ (4,291)  $ (8,847)  $ (11,341)

  General Partners          $   (473)    $   (477)  $   (983)  $  (1,260)



                  The accompanying notes are an integral
                     part of the financial statements.

                          KRUPP ASSOCIATES 1980-1

                         STATEMENTS OF CASH FLOWS


                                                    For the Nine Months Ended
                                                         September 30,
                                                       1995         1994
Operating activities:
  Net loss                                          $ (98,305)   $(126,010)
  Adjustments to reconcile net loss to net cash
     provided by operating activities:
        Depreciation and amortization                 136,557      131,372
        Decrease (increase) in cash restricted for
           tenant security deposits                     2,957         (529)
        Increase in prepaid expenses and other
           assets                                     (38,783)     (42,281)
        Increase (decrease) in accounts payable       (63,189)       1,063
        Increase in accrued expenses and other
           liabilities                                 26,244       50,287
        Increase in due to affiliates                  94,059       74,491

              Net cash provided by operating
                 activities                            59,540       88,393

Investing activities:
  Additions to fixed assets                           (58,507)     (53,666)
  Increase in escrow for property replacements        (14,075)      (1,554)

              Net cash used in investing activities   (72,582)     (55,220)

Financing activity:
  Principal payments on mortgage note payable         (10,290)      (9,539)

Net increase (decrease) in cash                       (23,332)      23,634

Cash, beginning of period                              44,832        5,044

Cash, end of period                                 $  21,500    $  28,678




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

    In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of September 30, 1995, its results of operations for the three and nine months ended September 30, 1995 and 1994, and its cash flows for the nine months ended September 30, 1995 and 1994. Certain prior year balances have been reclassified to conform with current period financial statement presentation.

    The results of operations for the three and nine months ended September 30, 1995 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

(2) Related Party Transactions

    Interest on notes payable to the General Partner and its affiliates was $94,059 for the nine months ended September 1995 and $31,381 for the three months ended September 1995, as compared to $74,491 for the nine months ended September 1994 and $27,313 for the three months ended September 1994.

(3) Summary of Changes in Partners' Deficit

    A summary of changes in Partners' Deficit for the nine months ended September 30, 1995 is as follows:

                                          Class A      Original     Total
                             General      Limited      Limited     Partners'
                             Partners     Partners     Partner      Deficit

    Balance at
    December 31, 1994      $(1,144,880)  $(163,523)   $(426,615)  $(1,735,018)

    Net loss                      (983)    (88,475)      (8,847)      (98,305)

    Balance at
    September 30, 1995     $(1,145,863)  $(251,998)   $(435,462)  $(1,833,323)

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

The General Partners are continuing to actively pursue the sale of Riverside Apartments. Although a prospective local buyer appears interested, at this time it is not certain that a sale will result. It is likely that all potential proceeds will be used to satisfy Partnership obligations, and it is unlikely that the Partners will receive a distribution.

Cash Flow

   Shown below is the calculation of Cash Flow for the nine months ended September 30, 1995.

                                                           Rounded to $1,000

   Net loss for tax purposes                                   $(97,000)

   Items not requiring (requiring) the use of
   operating funds:
      Tax basis depreciation and amortization                   135,000
      Principal payments on mortgage                            (10,000)
      Expenditures for capital improvements                     (59,000)

   Cash Flow Deficit                                           $(31,000)


                                   Continued

                             KRUPP ASSOCIATES 1980-1



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Operations

   In comparing the three and nine months ended September 30, 1995, to the same period in 1994, the increase in rental revenue at Riverside Apartments is due to increases in rental rates at the property.

   For the three and nine months ended September 30, 1995, as compared to the same period in 1994, operating expenses decreased due to a decrease in gas expense as a result of the warmer winter season and a reduction in insurance expense due to a favorable claim history. The increase in interest expense is attributable to a rise in the prime rate from approximately 7% to 9% from the first nine months of 1994 to the first nine months of 1995, respectively.

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




DATE:  November 2, 1995