Form 10-K
period 1995-12-31
KRUPP ASSOCIATES 1980-1
filed 1996-04-01
CIK 318526

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-K

   (Mark One)

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

   For the fiscal year ended December 31, 1995

                                        OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

   For the transition period from to

   Commission file number 2-68727

   Krupp Associates 1980-1
   (Exact name of registrant as specified in its charter)

   Massachusetts 04-2708956
   (State or other jurisdiction of (IRS Employer incorporation or organization) Identification No.)

   470 Atlantic Avenue, Boston, Massachusetts 02210
   (Address of principal executive offices)(Zip Code)

   (Registrant's telephone number, including area code)  (617) 423-2233

   Securities registered pursuant to Section 12(b) of the Act:  None

   Securities  registered pursuant  to  Section 12(g)  of the  Act:   Units of
   Limited
   Partner Interests

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
   subject to such filing requirements for the past 90 days.  Yes   X     No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

   Aggregate market value of voting securities held by non-affiliates: Not applicable.

   Documents incorporated by reference:  Part IV, Item 14.

   The exhibit index is located on pages 7 - 9.

                                      PART I


   ITEM 1.  BUSINESS

      Krupp Associates 1980-1("KRLP-I") is a limited partnership formed on July 31, 1980, pursuant to the provisions of the Massachusetts Uniform Limited Partnership Act. The Krupp Company and The Krupp Corporation serve as the General Partners of KRLP-I. Chivas Square Associates serves as the Original Limited Partner of KRLP-I. On November 10, 1980, KRLP-I commenced an offering of $4,000,000 of Class A Limited Partner Interests in Units of $1,000 each, which was successfully completed on April 30, 1981. (For further details see Note A of Notes to Consolidated Financial Statements included in Item 8 (Appendix A) of this report). The primary business of KRLP-I has been to invest in, operate, refinance, and ultimately dispose of fully developed, income producing residential properties and related assets. KRLP-I considers itself to be engaged in the industry segment of investment in real estate.

      On January 20, 1988, the General Partners formed Krupp Associates Riverside Limited Partnership ("Realty-I") as a prerequisite for the refinancing of Riverside Apartments. At the same time, the General Partners transferred ownership of the property to Realty-I. The General Partner of Realty-I is The Krupp Corporation ("Krupp Corp."). The Limited Partner of Realty-I is KRLP-I. Krupp Corp. has beneficially assigned its interest in Realty-I to KRLP-I. KRLP-I and Realty-I are collectively known as Krupp Realty Limited Partnership-I (collectively the "Partnership").

      The  Partnership's  remaining   real  estate  investment,   Riverside  I
   Apartments ("Riverside"), is a 140-unit apartment complex with approximately 30,000 square feet of commercial retail space located in Evansville, Indiana. Riverside is subject to some seasonal fluctuations due to changes in utility consumption and seasonal maintenance expenditures. However, the future performance of the Partnership will depend upon factors which cannot be predicted. Such factors include general economic and real estate market conditions, both on a national basis and in those areas where the Partnership's investments are located, real estate tax rates, operating expenses, energy costs, government regulations, and federal and state income tax laws. The requirements for compliance with federal, state and local regulations to date have not had an adverse effect on the Partnership's operations, and no adverse effect is anticipated in the future.

      Riverside is also subject to such risks as (i) competition from existing and future projects held by other owners in the area in which the Partnership's property operates, (ii) possible reduction in rental income due to an inability to maintain high occupancy levels and rental rates,
   (iii) possible adverse changes in general economic and local conditions such as competitive over-building, increased unemployment, adverse changes in real estate zoning laws and the possible future adoption of rent control legislation which would not permit the full amount of increased costs to be passed on to tenants in the form of rent increases, and (iv) other circumstances over which the Partnership may have little or no control.

      As of December 31, 1995, there were 8 full or part-time on-site project personnel employed by the Partnership.

   ITEM 2.  PROPERTIES

      A  summary of  the  Partnership's real  estate investments  is presented
   below.   Schedule  III  included  in Appendix  A  to this  report  contains additional detailed information with respect to the property.

                                   Total Units/

                                      Current         Average Occupancy
                    Year of           Leasable          December 31,
   Description                     Acquisition  Square Footage   1995  1994  1993  1992 1991

   Riverside I Apartments    1981     140 Units                  97%   96%   97%   97%  91%
   Evansville, Indiana                          30,000 Sq. Ft.   90%  87%   83%   87%   86%

   ITEM 3.  LEGAL PROCEEDINGS

      None.

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.
                                     PART II

   ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The transfer of Units is subject to certain limitations contained in the
   Partnership Agreement.   There is no public market  for the Units and it is
   not anticipated that any such public market will develop.

      The number of Class A Limited Partners as of December 31, 1995 was approximately 400.

       One of the objectives of the Partnership is to generate cash available for distribution. However, there is no assurance that future operations will generate cash available for distribution. The Partnership has not made distributions since 1988 due to insufficient operating cash flow. The Partnership does not anticipate resuming distributions until the property generates sufficient operating cash flow.

   ITEM 6.  SELECTED FINANCIAL DATA

       The following table sets forth selected financial information regarding the Partnership's consolidated financial position and operating results. The information is comparable and should be read in conjunction with Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations and the Financial Statements, which are included in Items 7 and 8 of this report, respectively.

                                                     Year Ended December 31,
                                       1995        1994         1993        1992        1991

              Total revenue         $1,056,448  $  984,493  $  914,910   $  880,471   $  904,239

              Net loss              $ (153,650) $ (183,110) $ (196,057)  $ (313,519)  $ (202,923)

              Net loss
               allocated to:

                 Class A
                   Limited
                   Partners         $  (13,122) $  (78,034) $  (36,542)  $ (176,896)  $ (182,631)

                 Per Unit           $    (3.28) $   (19.51) $    (9.14)  $   (44.22)  $   (45.66)

                 Original
                   Limited Partner  $    -      $    -      $     -           -       $  (18,263)

                 General
                   Partners         $ (140,528) $ (105,076) $ (159,515)  $ (136,623)  $   (2,029)

              Total assets          $2,467,327  $2,539,119  $2,603,526   $2,818,242   $2,997,139

              Long-term
                liabilities (1)     $3,473,092  $3,488,515  $3,502,297   $3,526,345   $3,536,481

     (1) Includes demand notes payable, since the General Partners expect they will be long-term obligations.

    Prior performance of the Partnership is not necessarily indicative of future operations.

   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Liquidity and Capital Resources

     The Partnership's ability to generate cash adequate to meet its needs is dependent primarily upon the operating performance of Riverside. Such ability is also dependent upon the future sale of the asset. These sources of liquidity could be used by the Partnership for payment of expenses related to real estate operations, debt service and expenses. Cash Flow and Capital Transaction Proceeds, if any, as calculated under
   Section 8.2(a) ("Cash Flow") and 8.3(a) of the Partnership Agreement would then be available for distribution to the Partners. The Partnership has discontinued distributions due to insufficient operating cash flow.

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

     In January 1996, the General Partners entered into a purchase and sale agreement for the sale of Riverside to an unaffiliated buyer scheduled in the second quarter of 1996 for the selling price of $4,500,000. In the event the property is ultimately sold, the Partnership would be liquidated. It is anticipated that all sale proceeds would be used to satisfy Partnership obligations and no funds would be available to investors for distribution.

   Cash Flow (Deficit)

     Shown below, as required by the Partnership Agreement, is the calculation of Cash Flow (Deficit) of the Partnership for the year ended December 31, 1995. The General Partners provide certain of the information below to meet requirements of the Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Cash Flow (Deficit) should not be considered by the reader as a substitute to net income/loss, as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                                                      Rounded to $1,000

               Net loss for tax purposes                                $(144,000)

               Items not requiring or (requiring) the use of
               operating funds:
                  Tax basis depreciation and amortization                 179,000
                  Principal payments on mortgage                          (14,000)
                  Expenditures for capital improvements                  (146,000)

               Cash Deficit                                             $(125,000)

   Operations

   1995 compared to 1994

     In comparing 1995 to 1994, increase in cash deficit is attributable to increased capital expenditures. Net income improved by $30,000, as increases in rental revenue more than offset the increase in expenses. Riverside showed a 7% increase in rental revenue due to increased occupancy and management's successful effort in leasing 100% of the commercial space in the fourth quarter of 1995.

     Overall total expenses increased approximately 4%, with a decrease in operating expense offset by increases in maintenance and interest expenses. Operating expense decreased due to lower leasing costs resulting from higher occupancy levels, decreased utilities expense because of the warmer winter season and a reduction in insurance expense due to a favorable claim history. Maintenance expense increased as a result of painting interior stairways and pavement repairs made to the sidewalks. The increase in interest expense is attributable to a rise in the prime rate from an average 7.1% in 1994 to 8.8% in 1995.

   1994 compared to 1993

     In comparing 1994 to 1993, cash deficits decreased approximately $61,000 primarily as a result of lower capital expenditures and improvements in operating cash flow. The improvements in operating cash flow can be attributed to increases in revenue due to residential rental increases and the acquisition of three new commercial tenants during the fourth quarter of 1993.

     Overall, total expenses increased 5% with increases in operating costs primarily due to increases in utility rates and leasing expenses. This is offset by a decrease in maintenance expense as a result of the commercial unit improvement program completed in 1993. Additionally, interest expense increased as a result of a rise in prime rate in 1994.

     Riverside Apartments residential occupancy averaged 97%, 96% and 97% for the years ended December 31, 1995, 1994, and 1993, respectively. For the years ended December 31, 1995, 1994 and 1993, occupancy of the commercial space averaged 90%, 87% and 83%, respectively.

   General

     In accordance with Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which is effective for fiscal years beginning after December 15, 1995, the Partnership has implemented policies and practices for assessing impairment of its real estate asset.

     The investment in the property is carried at cost less accumulated depreciation unless the General Partners believe there is a significant impairment in value, in which case a provision to write down investment in property to fair value will be charged against income. At this time, the General Partners do not believe that any assets of the Partnership are significantly impaired.

   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Appendix A to this report.

   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.
                                     PART III

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Partnership has no directors or executive officers. Information as to the directors and executive officers of The Krupp Corporation, which is both a General Partner of KRLP-I and The Krupp Company, the other General Partner of KRLP-I, is as follows:

                                       Position with
         Name and Age               The Krupp Corporation

         Douglas Krupp (49)         Co-Chairman of the Board

         George Krupp (51)          Co-Chairman of the Board

         Laurence Gerber (39)       President

         Robert A. Barrows (38)     Senior   Vice  President   and   Corporate
                                    Controller


      Douglas Krupp is Co-Chairman and Co-Founder of The Berkshire Group. Established in 1969 as the Krupp Companies, this real estate-based firm expanded over the years within its areas of expertise including investment program sponsorship, property and asset management, mortgage banking, healthcare facility ownership and the management of the Company. Today, The Berkshire Group is an integrated real estate, mortgage and healthcare company which is headquartered in Boston with regional offices throughout the country. A staff of approximately 3,400 are responsible for the more than $4 billion under management for institutional and individual clients. Mr. Krupp is a graduate of Bryant College. In 1989 he received an honorary Doctor of Science in Business Administration from this institution and was elected trustee in 1990. Mr. Krupp is Chairman of the Board and a Director of Berkshire Realty Company, Inc. (NYSE-BRI). George Krupp is Douglas Krupp's brother.

      George Krupp is the Co-Chairman and Co-Founder of The Berkshire Group. Established in 1969 as the Krupp Companies, this real estate-based firm expanded over the years within its areas of expertise including investment program sponsorship, property and asset management, mortgage banking and healthcare facility ownership. Today, The Berkshire Group is an integrated real estate, mortgage and healthcare company which is headquartered in Boston with regional offices throughout the country. A staff of approximately 3,400 are responsible for more than $4 billion under management for institutional and individual clients. Mr. Krupp attended the University of Pennsylvania and Harvard University. Mr. Krupp also serves as Chairman of the Board and Trustee of Krupp Government Income Trust and as Chairman of the Board and Trustee of Krupp Government Income Trust II.

      Laurence Gerber is the President and Chief Executive Officer of The Berkshire Group. Prior to becoming President and Chief Executive Officer in 1991, Mr. Gerber held various positions with The Berkshire Group which included overall responsibility at various times for: strategic planning and product development, real estate acquisitions, corporate finance, mortgage banking, syndication and marketing. Before joining The Berkshire Group in 1984, he was a management consultant with Bain & Company, a national consulting firm headquartered in Boston. Prior to that, he was a senior tax
   accountant with Arthur Andersen & Co., an international accounting and consulting firm. Mr. Gerber has a B.S. degree in Economics from the University of Pennsylvania, Wharton School and an M.B.A. degree with high distinction from Harvard Business School. He is a Certified Public Accountant. Mr. Gerber also serves as President and Director of Berkshire Realty Company, Inc. (NYSE-BRI) and President and Trustee of Krupp Government Income Trust and President and Trustee of Krupp Government Income Trust II.

      Robert A. Barrows is Senior Vice President and Chief Financial Officer of Berkshire Mortgage Finance and Corporate Controller of The Berkshire Group. Mr. Barrows has held several positions within The Berkshire Group since joining the company in 1983 and is currently responsible for accounting and financial reporting, treasury, tax, payroll and office administrative activities. Prior to joining The Berkshire Group, he was an audit supervisor for Coopers & Lybrand L.L.P. in Boston. He received a B.S. degree from Boston College and is a Certified Public Accountant.

   ITEM 11.  EXECUTIVE COMPENSATION

      The Partnership has no directors or executive officers.

   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      As of December 31, 1995, no person owned of record or was known by the General Partners to own beneficially more than 5% of the Partnership's 4,000 outstanding Units. On that date, the General Partners or their affiliates owned 80 Units (2% of the total outstanding) of the Partnership in addition to their General Partner interests and a portion of the Original Limited Partner interest.

   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Partnership does not have any directors, executive officers or nominees for election as director. Additionally, as of December 31, 1995 no person of record owned or was known by the General Partners to own beneficially more than 5% of the Partnership's outstanding Units.

                                     PART IV

   ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)      1. Consolidated Financial Statements  - See Index to  Consolidated
               Financial Statements included under Item 8 (Appendix A) on page

               F-2 to this report.

               2. Consolidated  Financial Statement  Schedule III  is included under Item 8 (Appendix A) on page F-14. Certain other schedules are omitted as they are not applicable, not required or the information is provided in the consolidated financial statements or the notes thereto.

   (b)      Exhibits:

                  Number and Description
                  Under Regulation S-K

                  The  following reflects all  applicable exhibits required by
                  Item 601 of Regulation S-K.

                  (4) Instruments defining the rights of security holders including indentures:

                           (4.1) Amended Agreement of Limited Partnership dated as of May 15, 1981 [Exhibit 4.1 to Registrant's Report on Form 10-K for 1982 (File 2-68727)].*

                           (4.2) Fourth Amendment to Certificate of Limited Partnership filed with the Massachusetts Secretary of State on October 19, 1981 [Exhibit 4.2 to Registrant's Report on Form 10-K for 1982 (File 2-68727)].*

                     (10)  Material contracts:

                           Riverside I Apartments

                           (10.1) Contract and Certificate of Limited Partnership of Krupp Associates Riverside Limited Partnership dated January 20, 1988 between The Krupp Corporation (the "General Partner") and Krupp Associates 1980-1 (the "Limited Partner")[Exhibit
                                    10.1 to Registrant's Report on Form 10-K for the year ended December 31, 1988 (File No. 2-68727)].*

                           (10.2) Assignment dated January 20, 1988 between Krupp Associates 1980-1("Assignee") and The Krupp Corporation ("Assignor") [Exhibit 10.2 to Registrant's Report on Form 10-K for the year ended December 31, 1988 (File No. 2-68727)].*

                           (10.3) Bill of Sale dated January 20, 1988 between Krupp Associates 1980-1 (as "Seller") and Krupp Associates Riverside Limited Partnership (as "Buyer")[Exhibit
                                    10.3 to Registrant's Report on Form 10-K for the year ended December 31, 1988 (File No. 2-68727)].*

                           (10.4) Special Warranty Deed dated January 20, 1988 between Krupp Associates 1980-1 ("Grantor") and Krupp Associates Riverside Limited Partnership ("Grantee")[Exhibit
                                    10.4  to Registrant's Report  on Form 10-K
                                    for the year ended December 31, 1988 (File
                                    No. 2-68727)].*

                        (10.5) Assignment dated January 20, 1988 between Krupp Associates 1980-1 ("Assignor") and

                                    Krupp    Associates    Riverside   Limited
                                    Partnership  ("Assignee")[Exhibit 10.5  to
                                    Registrant's Report on Form 10-K for the year ended December 31, 1988 (File No. 2-68727)].*

                        (10.6) Management Agreement dated January 28, 1988 between Krupp Associates Riverside Limited Partnership, as Owner, and Krupp Asset Management Company, now known as Berkshire Property Management, as Agent. [Exhibit 10.6 to Registrant's Report on Form 10-K for the year ended December 31, 1988 (File No. 2-68727)].*

                        (10.7) Regulatory Agreement for Multifamily Housing Projects Co-insured by HUD dated January 21, 1988 between Krupp Associates Riverside Limited Partnership (the "Owner") and DRG Funding Corporation (the "Mortgagee") [Exhibit 10.7 to Registrant's Report on Form 10-K for the year ended December 31, 1988 (File No. 2-68727)].*

                        (10.8) Mortgage Note dated January 21, 1988, from Krupp Associates Riverside Limited Partnership, an Indiana limited partnership, to DRG Funding Corporation, a Delaware corporation. [Exhibit 10.6 to Registrant's Report on Form 10-K for the year ended December 31, 1987 (File No. 2-68727)].*

                        (10.9) Mortgage dated January 21, 1988, from Krupp Associates Riverside Limited Partnership, an Indiana limited partnership, to DRG Funding Corporation, a Delaware corporation. [Exhibit 10.7 to Registrant's Report on Form 10-K for the year ended December 31, 1987 (File No. 2-68727)].*

                        (10.10) Security Agreement dated January 21, 1988 between Krupp Associates Riverside Limited Partnership ("Debtor") and DRG Funding Corporation ("Creditor") [Exhibit 10.10 to Registrant's Report on Form 10-K for the year ended December 31, 1988 (File No. 2-68727)].*

                        (10.11) Escrow Deposit Agreement dated January 21, 1988, between Krupp Associates Riverside Limited Partnership, an Indiana limited partnership, and DRG Funding Corporation, a Delaware corporation. [Exhibit 10.8 to Registrant's Report on Form 10-K for the year ended December 31, 1987 (File No. 2-

                                    68727)].*

                        (10.12) Purchase and Sale Agreement dated January 22, 1996, between Krupp Associates Riverside Limited Partnership, an Indiana Limited Partnership ("Seller") and BluSky, Inc., an Indiana Corporation ("Buyer"). (File No. 2-68727).+

               *  Incorporated by reference
               +  Incorporated herein.

   (c)      Reports on Form 8-K

               During the last quarter of the year ended December 31, 1995, the Partnership did not file any reports on Form 8-K.

                                    SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of March, 1996.



                  KRUPP ASSOCIATES 1980-1

                  By:   The Krupp Corporation, a General Partner


                  By:   /s/Douglas Krupp
                        Douglas Krupp, Co-Chairman
                        (Principal Executive Officer)
                        and Director of The Krupp Corporation


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 21st day of March, 1996.

   Signatures                 Titles



   /s/Douglas Krupp                Co-Chairman  (Principal  Executive Officer)
                                    and
   Douglas Krupp                   Director  of  The   Krupp  Corporation,   a
                                   General Partner.


   /s/George Krupp                 Co-Chairman (Principal Executive Officer)
   George Krupp                    and  Director of  The Krupp  Corporation, a
                                   General Partner.


   /s/Laurence Gerber              President  of  The  Krupp   Corporation,  a
   Laurence Gerber                 General Partner.


   /s/Robert A. Barrows            Senior Vice President and Corporate
   Robert A. Barrows               Controller  of  The  Krupp  Corporation,  a
                                   General Partner.

                                    APPENDIX A

                      KRUPP ASSOCIATES 1980-1 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS
                               ITEM 8 OF FORM 10-K

             ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                       For the Year Ended December 31, 1995
                      KRUPP ASSOCIATES 1980-1 AND SUBSIDIARY

                          INDEX TO FINANCIAL STATEMENTS


   Report of Independent Accountants                                       F-3

   Consolidated Balance Sheets at December 31, 1995 and 1994               F-4

   Consolidated Statements of Operations For the Years Ended
   December 31, 1995, 1994 and 1993                                        F-5

   Consolidated Statements of Changes in Partners' Deficit
   For the Years Ended December 31, 1995, 1994 and 1993                    F-6

   Consolidated Statements of Cash Flows For the Years Ended
   December 31, 1995, 1994 and 1993                                        F-7

   Notes to Consolidated Financial Statements                       F-8 - F-13

   Schedule III - Real Estate and Accumulated Depreciation                F-14

   All other schedules are omitted as they are not applicable or not required, or the information is provided in the consolidated financial statements or the notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS


   To the Partners of
   Krupp Associates 1980-1 and Subsidiary:

   We have audited the consolidated financial statements and consolidated financial statement schedule of Krupp Associates 1980-1 and subsidiary (the "Partnership") listed in the index on page F-2 of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management of the Partnership, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Krupp Associates 1980-1 as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be incurred therein.

   The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note K to the consolidated financial statements, the Partnership has experienced cash flow deficiencies in the past. In connection therewith the General Partners, to date, have been able to arrange financing to cover these deficits, and effective January 1, 1991 the General Partners obtained a waiver of management fees and expense reimbursements due to the affiliated management agent. The General Partners cannot guarantee that they will be able to continue to arrange for financing to cover deficits as they arise or that the arrangement with the management agent will continue. In addition, as disclosed in Note L, the Partnership's subsidiary entered into a purchase and sale agreement for the sale of the sole remaining property to an unaffiliated buyer for $4,500,000. In the event the property is ultimately sold, the Partnership would be liquidated. These factors raise substantial doubt about the ability of the Partnership to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


   Boston, Massachusetts                     COOPERS & LYBRAND L.L.P.
   February 1, 1996

                      KRUPP ASSOCIATES 1980-1 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                            December 31, 1995 and 1994


                                                ASSETS

                                                                   1995           1994
            Multi-family apartment complex, net of
               accumulated depreciation of $2,549,375
               and $2,365,138, respectively (Note C)           $ 2,180,147    $ 2,218,305
            Cash                                                    11,153         44,832
            Cash restricted for tenant security deposits            37,288         41,529
            Escrow for property replacements (Note D)               45,427         52,444
            Prepaid expenses and other assets (Note H)              79,852         64,360
            Deferred expenses, net of accumulated
               amortization of $33,165 and $28,976,
               respectively                                        113,460        117,649

                  Total assets                                 $ 2,467,327    $ 2,539,119


                                   LIABILITIES AND PARTNERS' DEFICIT


            Mortgage note payable (Notes C and D)              $ 2,231,009    $ 2,244,913
            Notes payable (Notes E and H)                        1,257,385      1,257,385
            Accounts payable                                       117,977        149,866
            Accrued expenses and other liabilities (Note F)        230,299        227,927
            Accrued interest due to an affiliate (Notes E
               and H)                                              519,325        394,046

                  Total liabilities                              4,355,995      4,274,137

            Partners' deficit (Note G):

               Class A Limited Partners
                (4,000 Units outstanding)                         (176,645)      (163,523)
               Original Limited Partner                           (426,615)      (426,615)
               General Partners                                 (1,285,408)    (1,144,880)

                  Total Partners' deficit                       (1,888,668)    (1,735,018)

                  Total liabilities and Partners' deficit      $ 2,467,327    $ 2,539,119

                                The accompanying notes are an integral
                            part of the consolidated financial statements.

                                KRUPP ASSOCIATES 1980-1 AND SUBSIDIARY

                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                         For the Years Ended December 31, 1995, 1994 and 1993




                                                         1995           1994          1993
            Revenue:
               Rental (Note I)                        $1,050,835    $  981,018  $  913,928
               Other income                                5,613         3,475         982

                  Total revenue                        1,056,448       984,493     914,910

            Expenses:
               Operating (Note H)                        383,364       395,828     325,581
               Maintenance                               100,470        76,781     118,395
               Real estate taxes                         127,913       133,951     129,261
               Depreciation and amortization             188,426       177,796     168,507
               General and administrative                 38,393        31,979      30,942
               Interest (Notes D, E and H)               371,532       351,268     338,281

                  Total expenses                       1,210,098     1,167,603   1,110,967

            Net loss (Note J)                         $ (153,650)   $ (183,110) $ (196,057)

            Allocation of net loss (Note G):

               Class A Limited Partners               $  (13,122)   $  (78,034) $  (36,542)

               Per Unit of Class A
                  Limited Partner Interest
                  (4,000 Units outstanding)           $    (3.28)   $   (19.51) $    (9.14)

               Original Limited Partner               $     -       $    -      $     -

               General Partners                       $ (140,528)   $ (105,076) $ (159,515)

                                    The accompanying notes are an integral
                                part of the consolidated financial statements.

                                    KRUPP ASSOCIATES 1980-1 AND SUBSIDIARY

                         CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                           For the Years Ended December 31, 1995, 1994 and 1993


                                                      Class A     Original    Total
                                           General    Limited     Limited     Partners'
                                           Partners   Partners    Partner     Deficit

            Balance at
             December 31, 1992           $  (880,289) $ (48,947) $(426,615)  $(1,355,851)

            Net loss                        (159,515)   (36,542)     -          (196,057)

            Balance at
             December 31, 1993            (1,039,804)   (85,489)  (426,615)   (1,551,908)

            Net loss                        (105,076)   (78,034)     -          (183,110)

            Balance at
             December 31, 1994            (1,144,880)  (163,523)  (426,615)   (1,735,018)

            Net loss (Notes G and J)        (140,528)   (13,122)     -          (153,650)

            Balance at
             December 31, 1995           $(1,285,408) $(176,645) $(426,615)  $(1,888,668)

                                    The accompanying notes are an integral
                                part of the consolidated financial statements.

                                    KRUPP ASSOCIATES 1980-1 AND SUBSIDIARY

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          For the Years Ended December 31, 1995, 1994 and 1993



                                                      1995        1994        1993

            Operating activities:
               Net loss                            $ (153,650) $(183,110)  $(196,057)
               Adjustments to reconcile net loss
                  to net cash provided by
                  operating activities:
                     Depreciation and amortization    188,426    177,796     168,507
                     Decrease (increase) in cash
                        restricted for tenant
                        security deposits               4,241       (711)     (7,645)
                     Decrease (increase) in
                        prepaid expenses
                        and other assets              (15,492)    (3,055)     56,397
                     Increase (decrease) in
                        accounts payable              (35,068)     9,393     (98,927)
                     Increase in accrued expenses
                        and other liabilities           2,372     15,475       7,525
                     Increase in interest due to
                        an affiliate                  125,279    103,839      88,872

                           Net cash provided
                           by operating activities    116,108    119,627      18,672

            Investing activities:
               Additions to fixed assets             (146,079)   (75,328)   (115,208)
               Increase (decrease) in accounts
                  payable related to fixed asset
                  additions                             3,179      2,789      (4,875)
               Net decrease in escrow for property
                  replacements                          7,017      5,493     117,409
                           Net cash used in
                           investing activities      (135,883)   (67,046)     (2,674)

            Financing activities:
               Repayment of note payable to
                  third party                           -           -       (135,000)
               Increase in notes payable to
                  affiliate                             -           -        135,000
               Principal payments on mortgage
                  note payable                        (13,904)   (12,793)    (11,254)

                           Net cash used in
                           financing activities       (13,904)   (12,793)    (11,254)

            Net increase (decrease) in cash           (33,679)    39,788       4,744

            Cash, beginning of year                    44,832      5,044         300

            Cash, end of year                      $   11,153  $  44,832   $   5,044

                                The accompanying notes are an integral
                            part of the consolidated financial statements.

                      KRUPP ASSOCIATES 1980-1 AND SUBSIDIARY

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   A.          Organization

               KRLP-I was formed on July 31, 1980 by filing a Certificate of Limited Partnership in The Commonwealth of Massachusetts. KRLP-I issued all of the General Partner Interests to two General Partners (The Krupp Company and The Krupp Corporation) in exchange for capital contributions totalling $5,000.

               The Class B Limited Partner Interests were issued to Chivas Square Associates (the "Original Limited Partner"), in connection with the transfer by the Original Limited Partner to KRLP-I of the real estate property which it formerly owned, subject to the related mortgage note payable.

               The  purchasers of  4,000  Units of  Class  A Investor  Limited
               Partner Interests at a price of $1,000 per Unit are the Investor Limited Partners.

               On January 20, 1988, the General Partners formed Krupp Associates Riverside Limited Partnership ("Realty-I") as a prerequisite for the refinancing of Riverside Apartments. At the same time, the General Partners transferred ownership of the property to Realty-I. The General Partner of Realty-I is The Krupp Corporation ("Krupp Corp."). The Limited Partner of Realty-I is KRLP-I. Krupp Corp. has beneficially assigned its interest in Realty-I to KRLP-I. KRLP-I and Realty-I are collectively known as Krupp Realty Limited Partnership-I (collectively the "Partnership").
   B.          Significant Accounting Policies

               The Partnership uses the following accounting policies for financial reporting purposes, which differ in certain respects from those used for federal income tax purposes (See Note J):

                  Basis of Presentation

                  The consolidated financial statements present the consolidated assets, liabilities and operations of the Partnership. All intercompany balances and transactions have been eliminated.

                  Risks and Uncertainties

                  The Partnership invests its cash primarily in deposits and money market funds with commercial banks. The Partnership has not experienced any losses to date on its invested cash.

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements
                  and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                  Cash Equivalents

                  The Partnership includes all short-term investments with maturities of three months or less from the date of acquisition in cash and cash equivalents. The cash equivalents are recorded at cost, which approximates current market values.

                  Rental Revenues

                  Leases require the payment of base rent monthly in advance. Rental revenues are recorded on the accrual basis. Leases generally contain provisions for additional rent based on a percentage of tenant sales and other provisions which are also recorded on the accrual basis, but are billed in arrears.

                  Depreciation

                  Depreciation is provided for by the use of the straight-line method over the estimated useful life of the related asset as follows:

                  Buildings and improvements                5-35 years
                  Appliances, carpeting and equipment        3-5 years

                  Impairment of Long-Lived Asset

                  In accordance with Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which is effective for fiscal years beginning after December 15, 1995, the Partnership has implemented policies and practices for assessing impairment of its real estate asset.

                  The investment in the property is carried at cost less accumulated depreciation unless the General Partners believe there is a significant impairment in value, in which case a provision to write down the investment in property to fair value will be charged against income. At this time, the General Partners do not believe that any assets of the Partnership are significantly impaired.

                  Deferred Expenses

                  The Partnership is amortizing the costs associated with refinancing the property over the term of the related mortgage using the straight-line method.

                  Income Taxes

                  The Partnership is not liable for federal or state income taxes as Partnership income or loss is allocated to the partners for income tax purposes. In the event that the Partnership's tax returns are examined by the Internal Revenue Service or state taxing authority and the examination results in a change in the Partnership's taxable income or loss, such change will be reported to the partners.

                  Reclassifications

                  Certain prior year balances have been reclassified to conform with current year consolidated financial statement presentation.

   C.          Property

               The Partnership purchased Riverside I Apartments ("Riverside"), a 140-unit apartment complex with approximately 30,000 square feet of commercial space located in Evansville, Indiana, on February 13, 1981. The total purchase price for Riverside was $3,518,000, of which $1,842,200 was paid in cash and $1,675,800 was financed with a 40-year non-recourse mortgage payable to the Department of Housing and Urban Development ("HUD").

               On January 21, 1988, the Partnership refinanced Riverside under a $2,310,000 non-recourse first mortgage note payable between Realty-I (in which KRLP-I has a 100% beneficial interest) and HUD. (See below for additional information.) The note is collateralized by Riverside. The Partnership paid off the prior mortgage with a portion of the proceeds.

   D.          Mortgage Note Payable

               The non-recourse first mortgage note is payable in equal monthly installments of $20,747 at an interest rate of 10.5% per annum based on a thirty-five year amortization schedule. The note matures on February 1, 2023, when the remaining principal and any accrued interest will be due and payable. Under the regulatory agreement with HUD, monthly deposits of $4,036 must be contributed to a reserve for replacements. The reserve for replacements is to be used to fund property improvements. In addition, the regulatory agreement requires HUD approval for any additional encumbrances or for transfer of title to the project, and limits distributions based on the project's operations to the extent of "surplus cash" as defined in the regulatory agreement.

               Based on the borrowing rates currently available to the Partnership for bank loans with similar terms and average maturities, the fair value of long-term debt is approximately $4,000,000.

      Principal payments due on the mortgage note payable are $15,302, $16,988, $18,860, $20,939 and $23,246 for the five years 1996 through
      2000, respectively.

      During 1995, 1994 and 1993, the Partnership paid $235,059, $236,169, and
      $238,090, respectively, of interest on its mortgage note payable.

   E.          Notes Payable

             The Partnership had demand notes outstanding with both the General Partners and an affiliate of the General Partners at December 31, 1995 and 1994, respectively, in the amount of
             $1,257,385. Interest accrues monthly at the prime rate of an unaffiliated bank (8.5% at December 31, 1995) plus one percent per annum. During 1995, 1994 and 1993, no interest was paid on these notes. The carrying value of the notes approximate fair value.

   F.        Accrued Expenses and Other Liabilities

             Accrued expenses and other liabilities at December 31, 1995 and 1994 consisted of the following:
                                                      1995          1994

                     Accrued real estate taxes      $133,334      $130,956
                     Tenant security deposits         32,004        33,191
                     Deferred income                   4,230         7,102
                     Accrued expenses, other          60,731        56,678

                                                    $230,299      $227,927

   G.          Partners' Deficit

               Under the terms of the Partnership Agreement, profits and losses from operations are allocated 90% to the Class A Limited Partners, 9% to the Original Limited Partner and 1% to the General Partners until such time that the Class A Limited Partners have received a return of their total invested capital. Thereafter, 40% shall be allocated to the Class A Limited Partners, 20% to the Original Limited Partner and 40% to the General Partners.

               Under the terms of the Partnership Agreement, capital transactions are allocated 90% to the Class A Limited Partners, 9% to the Original Limited Partner and 1% to the General Partners, until such time that the Class A Limited Partners have received a return of their total invested capital and thereafter, allocated 40% to the Class A Limited Partners, 20% to the Original Limited Partner and 40% to the General Partners.

               In general, the allocation of profits and losses are calculated based on the terms of the Partnership Agreement, as described above. However, the Internal Revenue Code contains rules which govern the allocation of tax losses among partners. For the years 1992 through 1995, the allocation of tax losses were calculated based on these rules. Under this code, tax losses are not allocated to a limited partner if a general partner bears the economic risk for that loss. Due to operating losses incurred during these years, the General Partners undertook additional liabilities on behalf of the Partnership. As a result, the Partnership allocated additional tax losses to the General Partners. In conjunction with the tax election referred to above, the financial statements presented herein reflect the allocation of net loss in accordance with the rules of the Internal Revenue Code.

               As of December 31, 1995, the following cumulative partner contributions and allocations have been made since inception of the Partnership:

                                                     Class A     Original
                                      General        Limited     Limited
                                      Partners      Partners     Partner       Total

               Capital
                  contributions     $   105,000    $ 4,000,000   $ (78,613)  $ 4,026,387

               Syndication costs           -          (480,000)       -         (480,000)

               Cash distributions        (8,445)      (760,000)    (76,000)     (844,445)

               Net loss from
                  operations         (1,403,907)    (4,911,584)   (469,496)   (6,784,987)
               Net income from
                  sales and
                  restructuring          21,944      1,974,939     197,494     2,194,377
                                    $(1,285,408)   $  (176,645)  $(426,615)  $(1,888,668)

   H.          Related Party Transactions

               Commencing with the date of acquisition of the Partnership's property, the Partnership entered into an agreement under which property management fees are paid to an affiliate of the General Partners for services as management agent. Such agreement provides for management fees payable monthly at a rate of 5% of the gross receipts from the property under management. The Partnership also reimburses affiliates of the General Partners for certain expenses incurred in connection with the operation of the Partnership and its property including accounting, computer, insurance, travel, legal and payroll costs relating to the preparation and mailing of reports and other communications to the Limited Partners. Since January 1, 1991, the General Partners arranged with the management agent for the annual waivers of management fees and expense reimbursements.

               During 1995, 1994 and 1993, interest on borrowings accrued to the General Partners or affiliates of the General Partners were $125,279, $103,839 and $88,872, respectively.

               During 1995, 1994 and 1993, amounts paid to the General Partners or their affiliates relating to disposition activities were $1,095, $8,711 and $0, respectively.

   I.          Future Base Rents Due Under Commercial Operating Leases

               Future base rents due under commercial operating leases for the years 1996 through 2000 and thereafter are as follows:

                                      1996                  $260,677
                                      1997                  $266,328
                                      1998                  $269,608
                                      1999                  $272,252

                                      2000                  $272,710
                                      Thereafter            $      0

   J.          Federal Income Taxes

               For federal income tax purposes, the Partnership is depreciating its property using the accelerated cost recovery system ("ACRS") and the modified accelerated cost recovery system ("MACRS") depending on which is applicable.

               The reconciliation of the net loss reported in the accompanying Consolidated Statement of Operations with the net loss reported in the Partnership's federal income tax return follows:

                                                            1995        1994        1993

               Net loss per Consolidated Statement
                  of Operations                          $(153,650)  $(183,110)  $(196,057)
               Add:  Difference between book and tax
                        depreciation                         9,419      (2,306)    (10,451)
                     Income recognized for book
                        and not for tax                       -           -        (26,765)

               Net loss for federal income tax purposes  $(144,231)  $(185,416)  $(233,273)

   J.          Federal Income Taxes - Continued

               The allocation of net loss for federal income tax purposes for 1995 is as follows:

                                               Portfolio    Passive
                                                Income        Loss        Total


                  Class A Limited Partners     $     479   $ (12,797)   $ (12,318)
                  Original Limited Partner          -           -            -
                  General Partners                 5,134    (137,047)    (131,913)

                                               $   5,613   $(149,844)   $(144,231)

               For the years ended December 31, 1995, 1994 and 1993, the per Unit net loss for the Class A Limited Partners for federal income tax purposes was $3.08, $19.75, and $10.87, respectively.


   K.          Operating Deficits

               The Partnership has experienced cash flow deficiencies for several years. In connection therewith, the General Partners, to date, have been able to arrange financing through short-term borrowings from affiliates to cover a substantial portion of these deficits. Also, one of the General Partners, The Krupp Company, contributed an additional $100,000 to the Partnership during 1991, and the General Partners have arranged for the waiver of property management fees and expense reimbursements payable to the management agent. In January 1993, The Krupp Company loaned

               $135,000 in the form of a demand note to the Partnership to payoff a demand note from an unaffiliated bank. The operating deficits could continue and the General Partners cannot guarantee that they will be able to take actions that will cover any future deficits. In that event, the Partnership could default on its mortgage payments and become subject to foreclosure proceedings. This would have a significant impact on the financial position and operations of the Partnership. However, the Partnership is current on its mortgage payments, and it cannot presently be determined if a foreclosure will occur in the future. Accordingly, the financial statements do not include any adjustments that might result from the outcome of these uncertainties, all of which raise substantial doubt about the ability of the Partnership to continue as a going concern.

               In the event of the sale of Riverside, the Partnership would be liquidated. As a result of the liquidation, the partners would receive allocations of taxable income equivalent to any negative account balance they may have. In addition, there would be no cash available in connection with such income. Therefore, in the event that the partner does not have items which could offset such income, the partner would have to pay taxes with funds from other sources.

   L.          Subsequent Event

               In January 1996, the General Partners entered into a purchase and sale agreement for the sale of Riverside to an unaffiliated buyer scheduled in the second quarter of 1996 for the selling price of $4,500,000. In the event the property is ultimately sold, the Partnership would be liquidated. It is anticipated that all sale proceeds would be used to satisfy Partnership obligations and no funds would be available to investors for distribution.

                                  KRUPP ASSOCIATES 1980-1 AND SUBSIDIARY

                         SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                           December 31, 1995


                                                                          Costs Capitalized
                                                     Initial Cost           Subsequent to
                                                    to Partnership           Acquisition
                                                             Building          Building
                                                               and               and
                 Description     Encumbrances    Land      Improvements       Improvements

            Riverside I Apts
             Evansville, Indiana $  2,231,009  $525,000    $  3,021,592     $   1,182,930

                                      Gross Amounts Carried at End of Year

                                                 Building
                                                   and                       Accumulated
                                   Land        Improvements      Total       Depreciation

                                 $525,000      $  4,204,522   $4,729,522    $   2,549,375



                                    Year
                                Construction       Year       Depreciable
                                  Completed      Acquired        Life

                                    1973           1981       3-35 years

   Reconciliation of Real Estate and Accumulated Depreciation for each of the three years in the period ended December 31, 1995:

                                                 1995            1994           1993
            Real Estate

            Balance at beginning of year      $4,583,443      $4,508,115     $4,392,907

            Improvements                         146,079          75,328        115,208

            Balance at end of year            $4,729,522      $4,583,443     $4,508,115


            Accumulated Depreciation

            Balance at beginning of year      $2,365,138      $2,191,531     $2,027,214

            Depreciation expense                 184,237         173,607        164,317

            Balance at end of year            $2,549,375      $2,365,138     $2,191,531

   The Partnership uses the  cost basis for property valuation for  both income
   tax and  financial statement purposes.   The aggregate  cost for  income tax
   purposes at December 31, 1995 is $4,730,796.