Form 10-Q
period 1996-03-31
KRUPP ASSOCIATES 1980-1
filed 1996-05-07
CIK 318526

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                   FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended       March 31, 1996

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

                          PART I.  FINANCIAL INFORMATION

   Item 1.   FINANCIAL STATEMENTS

                      KRUPP ASSOCIATES 1980-1 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                                      ASSETS

                                                             March 31,     December 31,
                                                               1996            1995

            Multi-family apartment complex, net of
              accumulated depreciation of $2,592,444
              and $2,549,375, respectively                  $ 2,149,982    $ 2,180,147
            Cash                                                 27,298         11,153
            Cash restricted for tenant security deposits         34,475         37,288
            Escrow for property replacements                     57,536         45,427
            Prepaid expenses and other assets                   119,763         79,852
            Deferred expenses, net of accumulated
              amortization of $34,213 and $33,165,
              respectively                                      112,412        113,460

                 Total assets                               $ 2,501,466    $ 2,467,327


                                   LIABILITIES AND PARTNERS' DEFICIT

            Mortgage note payable                           $ 2,227,300    $ 2,231,009
            Notes payable                                     1,257,385      1,257,385
            Accounts payable                                    119,766        117,977
            Accrued expenses and other liabilities              261,094        230,299
            Accrued interest due to affiliate (Note 3)          548,996        519,325

                 Total liabilities                            4,414,541      4,355,995

            Partners' deficit (Note 2):

              Class A Limited Partners
               (4,000 Units outstanding)                       (198,611)      (176,645)
              Original Limited Partner                         (428,812)      (426,615)
              General Partners                               (1,285,652)    (1,285,408)

                 Total Partners' deficit                     (1,913,075)    (1,888,668)

                 Total liabilities and Partners' deficit    $ 2,501,466    $ 2,467,327

                      The accompanying notes are an integral
                  part of the consolidated financial statements.

                      KRUPP ASSOCIATES 1980-1 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               For the Three Months
                                                                 Ended March 31,
                                                               1996           1995

            Revenue:
              Rental                                         $273,981       $250,839
              Other income                                        433            192

                 Total revenue                                274,414        251,031


            Expenses:
              Operating                                       101,580         93,666
              Maintenance                                      10,234         12,593
              Real estate taxes                                35,178         35,034
              Depreciation and amortization                    44,117         44,030
              General and administrative                       16,719          6,295
              Interest (Note 3)                                90,993         92,600

                 Total expenses                               298,821        284,218
            Net loss                                         $(24,407)      $(33,187)

            Allocation of net loss (Note 2):

              Class A Limited Partners                       $(21,966)      $(29,868)

              Per Unit of Class A Limited Partner
                 Interest (4,000 Units outstanding)          $  (5.49)      $  (7.47)

              Original Limited Partner                       $ (2,197)      $ (2,987)

              General Partners                               $   (244)      $   (332)



                      The accompanying notes are an integral
                  part of the consolidated financial statements.

                      KRUPP ASSOCIATES 1980-1 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   For the Three Months
                                                                      Ended March 31,
                                                                     1996         1995

            Operating activities:
              Net loss                                             $(24,407)    $(33,187)
              Adjustments to reconcile net loss to net cash
                 provided by operating activities:
                    Depreciation and amortization                    44,117       44,030
                    Decrease in cash restricted for
                       tenant security deposits                       2,813        2,905
                    Increase in prepaid expenses and
                       other assets                                 (39,911)     (29,442)
                    Increase (decrease) in accounts payable          (2,536)       5,795
                    Increase in accrued expenses and other
                       liabilities                                   30,795       22,905
                    Increase in interest due to affiliate            29,671       30,893

                         Net cash provided by operating
                           activities                                40,542       43,899

            Investing activities:
              Additions to fixed assets                             (12,904)      (8,839)
              Decrease (increase) in escrow for property
               replacements                                         (12,109)      12,240
              Increase in accounts payable related to fixed
               asset additions                                        4,325         -

                         Net cash provided by (used in)
                           investing activities                     (20,688)       3,401

            Financing activity:
              Principal payments on mortgage notes payable           (3,709)      (3,341)


            Net increase in cash                                     16,145       43,959

            Cash, beginning of period                                11,153       44,832

            Cash, end of period                                    $ 27,298     $ 88,791


                      The accompanying notes are an integral
                  part of the consolidated financial statements.
                      KRUPP ASSOCIATES 1980-1 AND SUBSIDIARY

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   (1)        Accounting Policies

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. In the opinion of the General Partners of Krupp Associates 1980-1 and Subsidiary (the "Partnership"), the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Consolidated Financial Statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995 for additional information relevant to significant accounting policies followed by the Partnership.

              In the opinion of the General Partners of the Partnership, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's consolidated financial position as of March 31, 1996 and its results of operations and cash flows for the three months ended March 31, 1996 and 1995. Certain prior year balances have been reclassified to conform with current year consolidated financial statement presentation.

              The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

   (2)        Summary of Changes in Partners' Deficit

              A summary of changes in Partners' deficit for the three months ended March 31, 1996 is as follows:

                                                       Class A       Original     Total
                                         General       Limited       Limited      Partners'
                                         Partners      Partners      Partner      Deficit

                 Balance at
                  December 31, 1995    $(1,285,408)   $(176,645)    $(426,615)  $(1,888,668)

                 Net loss                     (244)     (21,966)       (2,197)      (24,407)

                 Balance at
                  March 31, 1996       $(1,285,652)   $(198,611)    $(428,812)  $(1,913,075)

   (3)        Related Party Transactions

              Interest on borrowings accrued to the General Partners or their affiliates was $29,671 and $30,893 for the three months ended March 31, 1996 and 1995, respectively.

                      KRUPP ASSOCIATES 1980-1 AND SUBSIDIARY




   Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The Partnership's ability to generate cash adequate to meet its needs is dependent primarily upon the operating performance of Riverside Apartments ("Riverside"). Such ability is also dependent upon the future sale of the asset. These sources of liquidity could be used by the Partnership for payment of expenses related to real estate operations, debt service and expenses. Cash Flow and Capital Transaction Proceeds, if any, as calculated under Section 8.2(a) ("Cash Flow") and 8.3(a) of the Partnership Agreement would then be available for distribution to the Partners. The Partnership has discontinued distributions due to insufficient operating Cash Flow.

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

   In January 1996, the General Partners entered into a purchase and sale agreement for the sale of Riverside to an unaffiliated buyer scheduled in the second quarter of 1996 for the selling price of $4,500,000. Two weeks before the scheduled sale date, the buyer rescinded his offer. The General Partners continue to actively pursue other opportunities for the sale of the property.

   Cash Deficit

   Shown below, as required by the Partnership Agreement, is the calculation of Cash Flow (Deficit) of the Partnership for the three months ended March 31, 1996. The General Partners provide certain of the information below to meet requirements of the Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Cash Flow (Deficit) should not be considered by the reader as a substitute to net income (loss), as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                                            Rounded to $1,000

              Net loss for tax purposes                                    $(25,000)

              Items not requiring or (requiring) the use of
               operating funds:
                 Tax basis depreciation and amortization                     45,000
                 Principal payments on mortgage                              (4,000)
                 Expenditures for capital improvements                      (13,000)
                 Working capital reserves                                    (3,000)

              Cash Deficit                                                 $     -0-

   Operations

   In comparing the first quarter of 1996 as compared to the same period in 1995, the increase in Cash Flow is attributable to improvements in net income of approximately $9,000, as increases in rental revenue more than offset the increase in expenses. Riverside showed an 8% increase in rental revenue due to the commercial space being fully occupied at 100% during the first quarter of 1996 as compared to an average commercial occupancy of 85% during the first quarter of 1995.

   Overall total expenses increased approximately 5%, with increases in operating and general and administrative expenses. The increase in operating expense is related to an increase in utilities expense resulting from the unusually cold northern winter. General and administrative expenses increased due to higher audit expenditures.

                      KRUPP ASSOCIATES 1980-1 AND SUBSIDIARY

                           PART II - OTHER INFORMATION

   Item 1.     Legal Proceedings
                  Response:  None

   Item 2.     Changes in Securities
                  Response:  None

   Item 3.     Defaults upon Senior Securities
                  Response:  None

   Item 4.     Submission of Matters to a Vote of Security Holders
                  Response:  None

   Item 5.     Other Information
                  Response:  None

   Item 6.     Exhibits and Reports on Form 8-K
                  Response:  None
                                    SIGNATURE



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                    Krupp Associates 1980-1
                    (Registrant)



                    BY:   /s/Robert A. Barrows
                          Robert A. Barrows
                          Treasurer and Chief Accounting Officer of The Krupp Corporation, a General Partner.


   DATE:  May  6, 1996