Form 10-Q
period 1996-06-30
KRUPP ASSOCIATES 1980-1
filed 1996-08-06
CIK 318526

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-Q
   (Mark One)

             QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR   15(d)  OF  THEx
             SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended    June 30, 1996

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

                          PART I.  FINANCIAL INFORMATION

   Item 1.  FINANCIAL STATEMENTS

   This Form 10-Q  contains forward-looking statements  within the meaning  of
   Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

                  KRUPP ASSOCIATES 1980-1 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                      ASSETS

                                                              June 30,     December 31,
                                                                1996           1995

            Multi-family apartment complex, net of
               accumulated depreciation of $2,636,598
               and $2,549,375, respectively                 $ 2,125,002    $ 2,180,147
            Cash                                                 78,859         11,153
            Cash restricted for tenant security deposits         34,657         37,288
            Escrow for property replacements                     49,110         45,427
            Prepaid expenses and other assets                    92,869         79,852
            Deferred expenses, net of accumulated
               amortization of $35,260 and $33,165,
               respectively                                     111,365        113,460

                  Total assets                              $ 2,491,862    $ 2,467,327

                                    LIABILITIES AND PARTNERS' DEFICIT

            Mortgage notes payable                          $ 2,223,493    $ 2,231,009
            Notes payable                                     1,257,385      1,257,385
            Accounts payable                                    110,320        117,977
            Accrued expenses and other liabilities              238,119        230,299
            Accrued interest due to affiliate (Note 3)          578,396        519,325

                  Total liabilities                           4,407,713      4,355,995

            Partners' deficit (Note 2):

               Class A Limited Partners
                (4,000 Units outstanding)                      (201,110)      (176,645)
               Original Limited Partner                        (429,061)      (426,615)
               General Partners                              (1,285,680)    (1,285,408)

                  Total Partners' deficit                    (1,915,851)    (1,888,668)

                  Total liabilities and Partners' deficit   $ 2,491,862    $ 2,467,327

                      The accompanying notes are an integral
                  part of the consolidated financial statements.

                     KRUPP ASSOCIATES 1980-1 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                             For the Three Months     For the Six Months
                                                Ended June 30,          Ended June 30,
                                               1996        1995        1996        1995

            Revenue:
               Rental                        $282,092    $259,133    $556,073    $509,972
               Other income                       843         536       1,276         728

                  Total revenue               282,935     259,669     557,349     510,700

            Expenses:
               Operating                       93,131      81,139     194,711     174,805
               Maintenance                     19,365      18,103      29,599      30,696
               Real estate taxes               34,523      23,679      69,701      58,713
               Depreciation and amortization   45,201      45,487      89,318      89,517
               General and administrative       2,881      15,706      19,600      22,001
               Interest (Note 3)               90,610      93,392     181,603     185,992

                  Total expenses              285,711     277,506     584,532     561,724

            Net loss                         $ (2,776)   $(17,837)   $(27,183)   $(51,024)

            Allocation of net loss (Note 2):

               Class A Limited Partners      $ (2,499)   $(16,054)   $(24,465)   $(45,922)

               Per Unit of Class A Limited
                Partner Interest (4,000
                Units outstanding)           $  (0.63)   $  (4.01)   $  (6.12)   $ (11.48)

               Original Limited Partner      $   (249)   $ (1,605)   $ (2,446)   $ (4,592)

               General Partners              $    (28)   $   (178)   $   (272)   $   (510)

                      The accompanying notes are an integral
                  part of the consolidated financial statements.

                      KRUPP ASSOCIATES 1980-1 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  For the Six Months
                                                                     Ended June 30,
                                                                    1996         1995

            Operating activities:
               Net loss                                          $(27,183)    $ (51,024)
               Adjustments to reconcile net loss to net
                cash provided by operating activities:
                  Depreciation and amortization                    89,318        89,517
                  Decrease in cash restricted for
                     tenant security deposits                       2,631         2,342
                  Increase in prepaid expenses and other
                     assets                                       (13,017)       (5,984)
                  Increase (decrease) in accounts payable          (7,657)       13,334
                  Increase (decrease) in accrued expenses
                     and other liabilities                          7,820        (9,391)
                  Increase in interest due to affiliate            59,071        62,678

                        Net cash provided by operating
                            activities                            110,983       101,472

            Investing activities:
               Additions to fixed assets                          (32,078)      (31,384)
               Decrease (increase) in escrow for
                  property replacements                            (3,683)          131

                        Net cash used in investing activities     (35,761)      (31,253)

            Financing activity:
               Principal payments on mortgage notes payable        (7,516)       (6,770)

            Net increase in cash                                   67,706        63,449

            Cash, beginning of period                              11,153        44,832

            Cash, end of period                                  $ 78,859     $ 108,281

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

      In the opinion of the General Partners of the Partnership, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's consolidated financial position as of June 30, 1996, its results of operations for the three and six months ended June 30, 1996 and 1995, and its cash flows for the six months ended June 30, 1996 and 1995. Certain prior year balances have been reclassified to conform with current year consolidated financial statement presentation.

      The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

   (2) Summary of Changes in Partners' Deficit

       A summary of changes in Partners' deficit for the six months ended June 30, 1996 is as follows:

                                                       Class A     Original     Total
                                         General       Limited     Limited      Partners'
                                         Partners      Partners    Partner      Deficit

                 Balance at
                   December 31, 1995   $(1,285,408)   $(176,645)  $(426,615)  $(1,888,668)

                 Net loss                     (272)     (24,465)     (2,446)      (27,183)

                 Balance at
                   June 30, 1996       $(1,285,680)   $(201,110)  $(429,061)  $(1,915,851)

   (3)           Related Party Transactions

      Interest on borrowings accrued to the General Partners or their affiliates was $29,400 and $59,071 for the three and six months ended June 30, 1996, respectively, and $31,785 and $62,678 for the three and six months ended June 30, 1995, respectively.

                      KRUPP ASSOCIATES 1980-1 AND SUBSIDIARY

   Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This Management s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including those concerning Management s expectations regarding the future financial performance and future events. These forward-looking statements involve significant risk and uncertainties, including those described herein. Actual results may differ materially from those anticipated by such forward-looking statements.

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

   Cash Flow

   Shown below, as required by the Partnership Agreement, is the calculation of Cash Flow of the Partnership for the six months ended June 30, 1996. The General Partners provide certain of the information below to meet requirements of the Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Cash Flow (Deficit) should not be considered by the reader as a substitute to net income (loss), as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.
                                                       Rounded to $1,000

     Net loss for tax purposes                         $(27,000)

     Items not requiring or (requiring) the use of
     operating funds:
        Tax basis depreciation and amortization          90,000
        Principal payments on mortgage                   (8,000)
        Expenditures for capital improvements           (32,000)
        Additions to working capital reserves           (23,000)

     Cash Flow                                         $  -0-

   Operations

   Cash Flow, before additions to working capital reserves, increased in the first half of 1996 as compared to the same period in 1995. The increase is attributable to improvements in net loss, as increases in revenue more than offset the increase in expenses. In comparing the increase in revenue for the three and six months ended June 30, 1995 to 1996, Riverside experienced an 8% increase in rental revenue due to a rise in commercial occupancy from an occupancy rate of 90% to 100% at June 30, 1995 and 1996, respectively.

   For the three and six months ended June 30, 1996, total expenses increased due to increases in operating and real estate tax expenses. The increase in operating expense is related to an increase in utility expense. Real estate tax expense increased due to an adjustment of 1994 taxes recorded in the second quarter of 1995.

   General

   In accordance with Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which is effective for fiscal years beginning after December 15, 1995, the Partnership has implemented policies and practices for assessing impairment of its real estate asset.

   The  investment in  the  property  is  carried  at  cost  less  accumulated depreciation unless the General Partners believe there is a significant impairment in value, in which case a provision to write down investment in the property to fair value will be charged against income. At this time, the General Partners do not believe that any assets of the Partnership are significantly impaired.

                     KRUPP ASSOCIATES 1980 -1 AND SUBSIDIARY

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

                    Krupp Associates 1980-1
                    (Registrant)

              BY:   /s/Robert A. Barrows
                    Robert A. Barrows
                    Treasurer and Chief Accounting Officer of The Krupp Corporation, a General Partner.


   DATE:  July   , 1996