Form 10-Q
period 1996-09-30
KRUPP ASSOCIATES 1980-1
filed 1996-11-05
CIK 318526

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 1996

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

                    KRUPP ASSOCIATES 1980-1 AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS


                                    ASSETS

                                                September 30,  December 31,
                                                    1996          1995
Multi-family apartment complex, net of
   accumulated depreciation of $2,682,241
   and $2,549,375, respectively                 $ 2,105,856    $ 2,180,147
Cash                                                 36,985         11,153
Cash restricted for tenant security deposits         34,831         37,288
Escrow for property replacements                     54,585         45,427
Prepaid expenses and other assets                   134,776         79,852
Deferred expenses, net of accumulated
   amortization of $36,308 and $33,165,
   respectively                                     110,317        113,460

      Total assets                              $ 2,477,350    $ 2,467,327


                       LIABILITIES AND PARTNERS' DEFICIT

Mortgage note payable                           $ 2,219,585    $ 2,231,009
Notes payable                                     1,257,385      1,257,385
Accounts payable                                     59,828        117,977
Accrued expenses and other liabilities              279,242        230,299
Accrued interest due to affiliate (Note 3)          608,119        519,325

      Total liabilities                           4,424,159      4,355,995

Partners' deficit (Note 2):

   Class A Limited Partners
      (4,000 Units outstanding)                    (228,972)      (176,645)
   Original Limited Partner                        (431,848)      (426,615)
   General Partners                              (1,285,989)    (1,285,408)

      Total Partners' deficit                    (1,946,809)    (1,888,668)

      Total liabilities and Partners' deficit   $ 2,477,350    $ 2,467,327

                    The accompanying notes are an integral
                part of the consolidated financial statements.

                    KRUPP ASSOCIATES 1980-1 AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                 For the Three Months     For the Nine Months
                                  Ended September 30,     Ended September 30,
                                   1996        1995        1996        1995

Revenue:
   Rental                        $275,187    $262,750    $831,260    $772,722
   Other income                       608       3,244       1,884       3,972

      Total revenue               275,795     265,994     833,144     776,694

Expenses:
   Operating                       97,929      93,705     292,640     272,685
   Maintenance                     29,953      33,040      59,552      63,736
   Real estate taxes               32,683      33,600     102,384      92,313
   Depreciation and
      amortization                 46,691      47,040     136,009     136,557

   General and administrative       8,664      12,992      28,264      30,818
   Interest (Note 3)               90,833      92,898     272,436     278,890

      Total expenses              306,753     313,275     891,285     874,999

Net loss                         $(30,958)   $(47,281)   $(58,141)   $(98,305)

Allocation of net loss
   (Note 2):

   Class A Limited Partners      $(27,862)   $(42,553)   $(52,327)   $(88,475)

   Per Unit of Class A Limited
      Partner Interest (4,000
      Units outstanding)         $  (6.96)   $ (10.64)   $ (13.08)   $ (22.12)

   Original Limited Partner      $ (2,787)   $ (4,255)   $ (5,233)   $ (8,847)

   General Partners              $   (309)   $   (473)   $   (581)   $   (983)

                      The accompanying notes are an integral
                  part of the consolidated financial statements.

                    KRUPP ASSOCIATES 1980-1 AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        For the Nine Months
                                                        Ended September 30,
                                                         1996         1995

Operating activities:
   Net loss                                           $ (58,141)   $ (98,305)
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
         Depreciation and amortization                  136,009      136,557
         Decrease in cash restricted for
            tenant security deposits                      2,457        2,957
         Increase in prepaid expenses and other
            assets                                      (54,924)     (38,783)
         Decrease in accounts payable                   (59,362)     (63,189)
         Increase in accrued expenses and other
            liabilities                                  48,943       26,244
         Increase in interest due to affiliate           88,794       94,059

               Net cash provided by operating
                  activities                            103,776       59,540

Investing activities:
   Additions to fixed assets                            (58,575)     (58,507)
   Increase in accounts payable for fixed asset
      additions                                           1,213         -
   Increase in escrow for property replacements          (9,158)     (14,075)

               Net cash used in investing activities    (66,520)     (72,582)

Financing activity:
   Principal payments on mortgage notes payable         (11,424)     (10,290)

Net increase (decrease) in cash                          25,832      (23,332)

Cash, beginning of period                                11,153       44,832
Cash, end of period                                   $  36,985    $  21,500

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

    In the opinion of the General Partners of the Partnership, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's consolidated financial position as of September 30, 1996, its results of operations for the three and nine months ended September 30, 1996 and 1995, and its cash flows for the nine months ended September 30, 1996 and 1995. Certain prior year balances have been reclassified to conform with current year consolidated financial statement presentation.

    The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

(2) Summary of Changes in Partners' Deficit

    A summary of changes in Partners' deficit for the nine months ended September 30, 1996 is as follows:

                                           Class A     Original     Total
                             General       Limited     Limited      Partners'
                             Partners      Partners    Partner      Deficit

    Balance at
       December 31, 1995   $(1,285,408)   $(176,645)  $(426,615)  $(1,888,668)

    Net loss                      (581)     (52,327)     (5,233)      (58,141)

    Balance at
       September 30, 1996  $(1,285,989)   $(228,972)  $(431,848)  $(1,946,809)


(3) Related Party Transactions

    Interest on borrowings accrued to the General Partners or their affiliates was $29,723 and $88,794 for the three and nine months ended September 30, 1996, respectively, and $31,381 and $94,059 for the three and nine months ended September 30, 1995, respectively.

                    KRUPP ASSOCIATES 1980-1 AND SUBSIDIARY


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including those concerning Management's expectations regarding the future financial performance and future events. These forward-looking statements involve significant risk and uncertainties, including those described herein. Actual results may differ materially from those anticipated by such forward-looking statements.

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

The Partnership has experienced Cash Flow deficiencies for several years and currently has very limited liquidity. Expenditures are being monitored closely, and capital improvements are made on an as-needed basis. To date, the General Partners have been able to arrange financing through borrowings from an affiliate of the General Partners to cover a substantial portion of these Cash Flow deficiencies. Also, one of the General Partners, The Krupp Company Limited Partnership ("The Krupp Company"), contributed an additional $100,000 to the Partnership during 1991. In January 1993, The Krupp Company loaned an additional $135,000 to the Partnership in the form of a demand note to payoff a demand note from an unaffiliated bank. In addition, the affiliate lender has been willing to defer interest payments on the borrowings since late 1990. Furthermore, the General Partners, through annual negotiations, have continued to arrange for the waiver of property management fees and expense reimbursements payable to the management agent, also an affiliate of the General Partners.

The General Partners cannot guarantee that they will be able to take actions that will cover any future operating deficits. If the property is unable to generate funds sufficient to cover these deficits, the Partnership could default on its mortgage payments and become subject to foreclosure proceedings. However, the Partnership is current on its mortgage payments. In January 1996, the General Partners entered into a purchase and sale agreement for the sale of Riverside to an unaffiliated buyer scheduled in the second quarter of 1996 for the selling price of $4,500,000. Two weeks before the scheduled sale date, the buyer rescinded his offer. The General Partners continue to actively pursue other opportunities for the sale of the property.

Cash Flow

Shown below, as required by the Partnership Agreement, is the calculation of Cash Flow of the Partnership for the nine months ended September 30, 1996. The General Partners provide certain of the information below to meet requirements of the Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Cash Flow (Deficit) should not be considered by the reader as a substitute to net income (loss), as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                                          Rounded to $1,000

   Net loss for tax purposes                                 $(56,000)

   Items not requiring or (requiring) the use of
   operating funds:
      Tax basis depreciation and amortization                 134,000
      Principal payments on mortgage                          (11,000)
      Expenditures for capital improvements                   (59,000)
      Additions to working capital reserves                    (8,000)

   Cash Flow                                                 $  -0-

Operations

Cash Flow, before additions to working capital reserves, increased in the first three quarters of 1996 as compared to the same period in 1995. The increase is attributable to increases in revenue which more than offset the increase in expenses. In comparing the increase in revenue for the three and nine months ended September 30, 1996 to 1995, Riverside experienced an increase in rental revenue due to both increases in residential rental rates and a rise in commercial occupancy from an average occupancy rate of 93% to 100%, for the three months ended September 30, 1995 and 1996, respectively, and 90% to 100% for the nine months ended September 30, 1995 and 1996, respectively.

Total expenses remained stable for the three months ended September 30, 1996 and 1995. For the nine months ended September 30, 1996 and 1995, total expenses increased due to increases in operating and real estate tax expenses. The increase in operating expense is related to an increase in utility expense. Real estate tax expense increased due to an adjustment of 1995 taxes recorded in the second quarter of 1996.

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


DATE: November 4, 1996