Form 10-K
period 1996-12-31
KRUPP ASSOCIATES 1980-1
filed 1997-03-27
CIK 318526

UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549


                        FORM 10-K



 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the fiscal year ended          December 31, 1996

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

The exhibit index is located on pages 8 - 10.

The total number of pages in this document is 25.

                                  PART I


   This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

ITEM 1.  BUSINESS

   Krupp Associates 1980-1 ("KRLP-I") is a limited partnership formed on July 31, 1980, pursuant to the provisions of the Massachusetts Uniform Limited Partnership Act. The Krupp Company and The Krupp Corporation serve as the General Partners of KRLP-I. Chivas Square Associates serves as the Original Limited Partner of KRLP-I. On November 10, 1980, KRLP-I commenced an offering of $4,000,000 of Class A Limited Partner Interests in Units of $1,000 each (the "Units"), which was successfully completed on April 30, 1981. (For further details, see Note A of Notes to Consolidated Financial Statements included in Item 8 (Appendix A) of this report). The primary business of KRLP-I has been to invest in, operate, refinance, and ultimately dispose of fully developed, income producing residential properties and related assets. KRLP-I considers itself to be engaged in the industry segment of investment in real estate.

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

   The Partnership's remaining real estate investment, Riverside I Apartments ("Riverside"), is a 140-unit apartment complex with approximately 30,000 square feet of commercial retail space located in Evansville, Indiana. Riverside is subject to some seasonal fluctuations due to changes in utility consumption and seasonal maintenance expenditures. However, the future performance of the Partnership will depend upon factors which cannot be predicted. Such factors include general economic and real estate market conditions, both on a national basis and in the area where the Partnership's investment is located, real estate tax rates, operating expenses, energy costs, government regulations, and federal and state income tax laws. The requirements for compliance with federal, state and local regulations to date have not had an adverse effect on the Partnership's operations, and no adverse effect therefrom is anticipated in the future.

   Riverside is also subject to such risks as (i) competition from existing and future projects held by other owners in the area in which the Partnership's property operates, (ii) possible reduction in rental income due to an inability to maintain high occupancy levels and rental rates,
(iii) possible adverse changes in general economic and local conditions such as competitive over-building, increased unemployment, adverse changes in real estate zoning laws, (iv) the possible future adoption of rent control legislation which would not permit the full amount of increased costs to be passed on to tenants in the form of rent increases, and (v) other circumstances over which the Partnership may have little or no control.

   As of December 31, 1996, there were 7 full or part-time on-site project personnel employed by the Partnership.

ITEM 2.  PROPERTIES

   A summary of the Partnership's real estate investment is presented below. Schedule III, included in Appendix A, to this report contains additional detailed information with respect to the property.

                                       Current           For the Years Ended
                         Year of       Leasable              December 31,
Description            Acquisition  Square Footage   1996 1995  1994  1993 1992

Riverside I Apartments    1981         140 Units      95%  97%   96%   97%  97%
Evansville, Indiana                  30,000 Sq. Ft.   96%  90%   87%   83%  87%

ITEM 3.  LEGAL PROCEEDINGS

   There are no material pending legal proceedings to which the Partnership is a party or to which its property is the subject.


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

   The number of Class A Limited Partners as of December 31, 1996 was approximately 400.

One of the objectives of the Partnership is to generate cash available for distribution. However, there is no assurance that future operations will generate cash available for distribution. The Partnership has not made distributions since 1988 due to insufficient operating cash flow. The Partnership does not anticipate resuming distributions until the Partnership generates sufficient operating cash flow.

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

                                       Year Ended December 31,
                   1996          1995          1994          1993       1992

Total revenue  $1,110,308    $1,056,448    $  984,493    $  914,910  $  880,471

Net loss       $ (106,679)   $ (153,650)   $ (183,110)   $ (196,057) $ (313,519)

Net loss
 allocated to:

 Class A
 Limited
 Partners        (96,011)    (13,122)        (78,034)      (36,542)   (176,896)
 Per Unit         (24.00)      (3.28)         (19.51)        (9.14)     (44.22)

Original
Limited Partner   (9,601)        -              -             -           -

 General
 Partners         (1,067)   (140,528)       (105,076)     (159,515)   (136,623)

Total assets   2,451,402     2,467,327     2,539,119     2,603,526   2,818,242

Long-term
liabilities
  (1)          3,455,971     3,473,092     3,488,515     3,502,297   3,526,345

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

Liquidity and Capital Resources

   The Partnership's ability to generate cash adequate to meet its needs is dependent primarily upon the operating performance of Riverside and the eventual sale of the asset. These sources of liquidity could be used by the Partnership for payment of expenses related to real estate operations, debt service and expenses. Cash Flow and Capital Transaction Proceeds, if any, as calculated under Section 8.2(a) and 8.3(a) of the Partnership Agreement, would then be available for distribution to the Partners. The Partnership has discontinued distributions due to insufficient operating cash flow.

   The Partnership has experienced cash flow deficiencies for several years and currently has very limited liquidity. Expenditures are being monitored closely and capital improvements are made on an as-needed basis. To date, the General Partners have been able to arrange financing through borrowings, from an affiliate of the General Partners, to cover a substantial portion of these cash flow deficiencies. Also, one of the General Partners, The Krupp Company, contributed an additional $100,000 to the Partnership during 1991. In January 1993, The Krupp Company loaned an additional $135,000 to the Partnership in the form of a demand note, which was used to payoff a demand note from an unaffiliated bank. In addition, the affiliate lender has been willing to defer interest payments on the borrowings since late 1990. Furthermore, the General Partners, have arranged for the waiver of property management fees and expense reimbursements payable to the management agent, also an affiliate of the General Partners.

   The General Partners anticipate operating deficits to continue and cannot guarantee that they will be able to take actions that will cover any future deficits. If the property is unable to generate funds sufficient to cover these deficits, the Partnership could default on its mortgage payments and become subject to foreclosure proceedings. However, as of December 31, 1996, the Partnership is current on its mortgage payments.

   In January 1996, the General Partners entered into a purchase and sale agreement for the sale of Riverside to an unaffiliated buyer. Two weeks before the scheduled sale date, the buyer rescinded his offer.

   The General Partners continue to actively pursue the sale of Riverside Apartments. In the event the property is sold, the Partnership will be liquidated. It is anticipated that all sale proceeds will be used to satisfy Partnership obligations and no funds will be available to investors for distribution.

Cash Flow

   Shown below, as required by the Partnership Agreement, is the calculation of Cash Flow of the Partnership for the year ended December 31, 1996. The General Partners provide certain of the information below to meet requirements of the Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Cash Flow should not be considered by the reader as a substitute to net income (loss), as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                                          Rounded to $1,000

   Net income for tax purposes                              $  10,000

   Items not requiring (requiring) the use of
   operating funds:
      Tax basis depreciation and amortization                  69,000
      Principal payments on mortgage                          (15,000)
      Expenditures for capital improvements                   (95,000)

   Cash Deficit                                             $ (31,000)

Operations

1996 compared to 1995

      Cash deficit improved in 1996, as compared to 1995, due to decreased capital improvement expenditures and improved net income, as increases in rental revenue more than offset the increase in expenses. Riverside experienced an increase in rental revenue due to increases in residential rental rates and a rise in commercial occupancy, from an average occupancy rate of 90% in 1995 to 96% in 1996.

      Total expenses remained stable for 1996 as compared to 1995, with an increase in operating expenses offset by a decrease in interest expense. The increase in operating expense is related to a rise in utility expenditures, due to higher consumption resulting from a colder winter season, and an increase in insurance expense, as prior year balance reflected insurance refunds received in 1995. The decrease in interest expense is attributable to a decline in the prime rate from an average rate of 8.8% in 1995 to 8.3% in 1996.

   1995 compared to 1994

      In comparing 1995 to 1994, the increase in cash deficit is attributable to increased capital expenditures. Net income improved by $30,000, as increases in rental revenue more than offset the increase in expenses. Riverside showed a 7% increase in rental revenue due to increased occupancy and management's successful effort in leasing 100% of the commercial space in the fourth quarter of 1995.

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

   The investment in the property is carried at cost less accumulated depreciation unless the General Partners believe there is a significant impairment in value, in which case a provision to write down the investment in property to fair value will be charged against income. At this time, the General Partners do not believe that the asset of the Partnership is significantly impaired.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   See Appendix A of this report.

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

                                    Position with
      Name and Age               The Krupp Corporation

      Douglas Krupp (50)         Co-Chairman of the Board

      George Krupp (52)          Co-Chairman of the Board

      Laurence Gerber (40)       President

      Robert A. Barrows (39)     Treasurer

   Douglas Krupp is Co-Chairman and Co-Founder of The Berkshire Group. Established in 1969 as the Krupp Companies, this real estate-based firm expanded over the years within its areas of expertise including investment program sponsorship, property and asset management, mortgage banking, healthcare facility ownership and the management of the Company. Today, The Berkshire Group is an integrated real estate, mortgage and healthcare company which is headquartered in Boston with regional offices throughout the country. A staff of approximately 3,400 are responsible for the more than $4 billion under management for institutional and individual clients. Mr. Krupp is a graduate of Bryant College. In 1989 he received an honorary Doctor of Science in Business Administration from this institution and was elected trustee in 1990. Mr. Krupp is Chairman of the Board and a Director of both Berkshire Realty Company, Inc. (NYSE-BRI) and Harborside Healthcare (NYSE-HBR). George Krupp is Douglas Krupp's brother.

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

   Laurence Gerber is the President and Chief Executive Officer of The Berkshire Group. Prior to becoming President and Chief Executive Officer in 1991, Mr. Gerber held various positions with The Berkshire Group which included overall responsibility at various times for: strategic planning and product development, real estate acquisitions, corporate finance, mortgage banking, syndication and marketing. Before joining The Berkshire Group in 1984, he was a management consultant with Bain & Company, a national consulting firm headquartered in Boston. Prior to that, he was a senior tax accountant with Arthur Andersen & Co., an international accounting and consulting firm. Mr. Gerber has a B.S. degree in Economics from the University of Pennsylvania, Wharton School and an M.B.A. degree with high distinction from Harvard Business School. He is a Certified Public Accountant. Mr. Gerber also serves as Director of Berkshire Realty Company, Inc. (NYSE-BRI) and Harborside Healthcare Corporation (NYSE-HBR) as well as President and Trustee of Krupp Government Income Trust and President and Trustee of Krupp Government Income Trust II.

   Robert A. Barrows is Senior Vice President and Chief Financial Officer of The Berkshire Group. Mr. Barrows has held several positions within The Berkshire Group since joining the company in 1983 and is currently responsible for accounting and financial reporting, treasury, tax, payroll and office administrative activities. Prior to joining The Berkshire Group, he was an audit supervisor for Coopers & Lybrand L.L.P. in Boston. He received a B.S. degree from Boston College and is a Certified Public Accountant.

ITEM 11.  EXECUTIVE COMPENSATION

   The Partnership has no directors or executive officers.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   As of December 31, 1996, no person of record owned, or was known by the General Partners to own, beneficially more than 5% of the Partnership's 4,000 outstanding Units. On that date, the General Partners or their affiliates owned 105 Units (3% of the total outstanding) of the Partnership, in addition to their General Partner interests and a portion of the Original Limited Partner interest.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The Partnership does not have any directors, executive officers or nominees for election as director. Additionally, as of December 31, 1996 no person of record owned or was known by the General Partners to own beneficially more than 5% of the Partnership's outstanding Units.

                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Consolidated Financial Statements - See Index to Consolidated Financial Statements included under Item 8 (Appendix A) on page F-2 of this report.

      2. Consolidated Financial Statement Schedule III is included under
         Item 8 (Appendix A) on page F-14 of this report. Certain other schedules are omitted as they are not applicable, not required or the information is provided in the consolidated financial statements or the notes thereto.


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

         (10)  Material contracts:

               Riverside I Apartments

               (10.1) Contract and Certificate of Limited Partnership of Krupp Associates Riverside Limited Partnership dated January 20, 1988 between The Krupp Corporation (the "General Partner") and Krupp Associates 1980-1 (the "Limited Partner")[Exhibit
                        10.1 to Registrant's Report on Form 10-K for the year ended December 31, 1988 (File No. 2-68727)].*

               (10.2) Assignment dated January 20, 1988 between Krupp Associates 1980-1("Assignee") and The Krupp Corporation ("Assignor") [Exhibit 10.2 to Registrant's Report on Form 10-K for the year ended December 31, 1988 (File No. 2-68727)].*

               (10.3) Bill of Sale dated January 20, 1988 between Krupp Associates 1980-1 (as "Seller") and Krupp Associates Riverside Limited Partnership (as "Buyer")[Exhibit 10.3 to Registrant's Report on Form 10-K for the year ended December 31, 1988 (File No. 2-68727)].*

               (10.4) Special Warranty Deed dated January 20, 1988 between Krupp Associates 1980-1 ("Grantor") and Krupp Associates Riverside Limited Partnership ("Grantee")[Exhibit 10.4 to Registrant's Report on Form 10-K for the year ended December 31, 1988 (File No. 2-68727)].*

            (10.5) Assignment dated January 20, 1988 between Krupp Associates 1980-1 ("Assignor") and Krupp Associates Riverside Limited Partnership ("Assignee")[Exhibit
                     10.5 to Registrant's Report on Form 10-K for the year ended December 31, 1988 (File No. 2-68727)].*

            (10.6) Management Agreement dated January 28, 1988 between Krupp Associates Riverside Limited Partnership, as Owner, and Krupp Asset Management Company, now known as Berkshire Property Management, as Agent. [Exhibit
                     10.6 to Registrant's Report on Form 10-K for the year ended December 31, 1988 (File No. 2-68727)].*


            (10.7) Regulatory Agreement for Multifamily Housing Projects Co-insured by HUD dated January 21, 1988 between Krupp Associates Riverside Limited Partnership (the "Owner") and DRG Funding Corporation (the "Mortgagee") [Exhibit 10.7 to Registrant's Report on Form 10-K for the year ended December 31, 1988 (File No. 2-68727)].*

            (10.8) Mortgage Note dated January 21, 1988, from Krupp Associates Riverside Limited Partnership, an Indiana limited partnership, to DRG Funding Corporation, a Delaware corporation. [Exhibit 10.6 to Registrant's Report on Form 10-K for the year ended December 31, 1987 (File No. 2-68727)].*

            (10.9) Mortgage Note dated January 21, 1988, from Krupp Associates Riverside Limited Partnership, an Indiana limited partnership, to DRG Funding Corporation, a Delaware corporation. [Exhibit 10.7 to Registrant's Report on Form 10-K for the year ended December 31, 1987 (File No. 2-68727)].*

            (10.10) Security Agreement dated January 21, 1988 between Krupp Associates Riverside Limited Partnership ("Debtor") and DRG Funding Corporation ("Creditor") [Exhibit 10.10 to Registrant's Report on Form 10-K for the year ended December 31, 1988 (File No. 2-68727)].*

            (10.11) Escrow Deposit Agreement dated January 21, 1988, between Krupp Associates Riverside Limited
                     Partnership, an Indiana limited partnership, and DRG Funding Corporation, a Delaware corporation.
                     [Exhibit 10.8 to Registrant's Report on Form 10-K for the year ended December 31, 1987 (File No. 2-68727)].*

      *  Incorporated by reference


(c)   Reports on Form 8-K

      During the last quarter of the year ended December 31, 1996, the Partnership did not file any reports on Form 8-K.

                                SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the st day of March, 1997.



                               KRUPP ASSOCIATES 1980-1

                               By:  The Krupp Corporation, a General
Partner



                               By:  /s/Douglas Krupp
                                    Douglas Krupp, Co-Chairman
                                    (Principal Executive Officer)
                                    and Director of The Krupp Corporation



   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of
the registrant and in the capacities indicated, on the   st day of March,
1997.

Signatures                          Titles



/s/Douglas Krupp             Co-Chairman (Principal Executive Officer)
Douglas Krupp                and  Director of The Krupp Corporation, a
                                    General Partner.



/s/George Krupp                Co-Chairman (Principal Executive Officer)
George Krupp                   and Director of The Krupp Corporation, a
                                    General Partner.


/s/Laurence Gerber             President of The Krupp Corporation, a
Laurence Gerber               general  Partner.


/s/Robert A. Barrows           Treasurer of The Krupp Corporation, a
Robert A. Barrows              general Partner.

                                APPENDIX A

                  KRUPP ASSOCIATES 1980-1 AND SUBSIDIARY





              CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
                            ITEM 8 OF FORM 10-K

          ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                   For the Year Ended December 31, 1996
                  KRUPP ASSOCIATES 1980-1 AND SUBSIDIARY

          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE



Report of Independent Accountants                                      F-3


Consolidated Balance Sheets at December 31, 1996 and                   F-4
December 31, 1995.

Consolidated Statements of Operations For the Years Ended
December 31, 1996, 1995 and 1994                                       F-5


Consolidated Statements of Changes in Partners' Deficit
For the Years Ended December 31, 1996, 1995 and 1994                   F-6


Consolidated Statements of Cash Flows For the Years Ended
December 31, 1996, 1995 and 1994                                       F-7


Notes to Consolidated Financial Statements                      F-8 - F-13


Schedule III - Real Estate and Accumulated Depreciation               F-14


All other schedules are omitted as they are not applicable, not required, or the information is provided in the consolidated financial statements or the notes thereto.

                     REPORT OF INDEPENDENT ACCOUNTANTS



To the Partners of
Krupp Associates 1980-1 and Subsidiary:

   We have audited the consolidated financial statements and the financial statement schedule of Krupp Associates 1980-1 and Subsidiary (the "Partnership") listed in the index on page F-2 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Krupp Associates 1980-1 and Subsidiary as of December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

   The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note K to the financial statements, the Partnership has experienced cash flow deficiencies in the past. In connection therewith the General Partners, to date, have been able to arrange financing to cover these deficits, and effective January 1, 1991 the General Partners obtained a waiver of management fees and expense reimbursements due to the affiliated management agent. The General Partners cannot guarantee that they will be able to continue to arrange for financing to cover deficits as they arise or that the arrangement with the management agent will continue. In the event the property is ultimately sold, the Partnership would be liquidated. These factors raise substantial doubt about the ability of the Partnership to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



Boston, Massachusetts                         COOPERS & LYBRAND L.L.P.
February 1, 1997

                  KRUPP ASSOCIATES 1980-1 AND SUBSIDIARY

                        CONSOLIDATED BALANCE SHEETS
                        December 31, 1996 and 1995


                                  ASSETS


                                                       1996           1995
Multi-family apartment complex, net of
   accumulated depreciation of $2,730,441
   and $2,549,375, respectively (Note C)           $ 2,093,819    $ 2,180,147
Cash                                                    75,012         11,153
Cash restricted for tenant security deposits            38,004         37,288
Replacement reserve escrow (Note D)                     49,030         45,427
Prepaid expenses and other assets                       86,267         79,852
Deferred expenses, net of accumulated
   amortization of $37,355 and $33,165,
   respectively                                        109,270        113,460

      Total assets                                 $ 2,451,402    $ 2,467,327


LIABILITIES AND PARTNERS' DEFICIT


Liabilities:
   Mortgage note payable (Notes C and D)           $ 2,215,574    $ 2,231,009
   Notes payable (Notes E and H)                     1,257,385      1,257,385
   Accounts payable                                     93,704        117,977
   Accrued expenses and other liabilities (Note F)     242,244        230,299
   Accrued interest due to an affiliate (Notes E
      and H)                                           637,842        519,325

      Total liabilities                              4,446,749      4,355,995

Partners' deficit (Note G):
   Class A Limited Partners
      (4,000 Units outstanding)                       (272,656)      (176,645)
   Original Limited Partner                           (436,216)      (426,615)
   General Partners                                 (1,286,475)    (1,285,408)

      Total Partners' deficit                       (1,995,347)    (1,888,668)

      Total liabilities and Partners' deficit      $ 2,451,402    $ 2,467,327

                  The accompanying notes are an integral
              part of the consolidated financial statements.

                  KRUPP ASSOCIATES 1980-1 AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF OPERATIONS
           For the Years Ended December 31, 1996, 1995 and 1994



                                             1996         1995        1994
Revenue:
   Rental (Note I)                        $1,106,772   $1,050,835  $  981,018
   Other income                                3,536        5,613       3,475

      Total revenue                        1,110,308    1,056,448     984,493

Expenses:
   Operating (Note H)                        395,788      383,364     395,828
   Maintenance                               106,160      100,470      76,781
   Real estate taxes                         129,904      127,913     133,951
   General and administrative                 36,713       38,393      31,979
   Depreciation and amortization             185,256      188,426     177,796
   Interest (Notes D, E and H)               363,166      371,532     351,268

      Total expenses                       1,216,987    1,210,098   1,167,603

Net loss (Note J)                         $ (106,679)  $ (153,650) $(183,110)

Allocation of net loss (Note G):

   Class A Limited Partners               $  (96,011)  $  (13,122) $ (78,034)

   Per Unit of Class A
      Limited Partner Interest
      (4,000 Units outstanding)           $   (24.00)  $    (3.28) $  (19.51)

   Original Limited Partner               $   (9,601)  $     -     $    -

   General Partners                       $   (1,067)  $ (140,528) $(105,076)

                  The accompanying notes are an integral
              part of the consolidated financial statements.

                  KRUPP ASSOCIATES 1980-1 AND SUBSIDIARY

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
           For the Years Ended December 31, 1996, 1995 and 1994



                           Class A     Original                    Total
                           Limited     Limited      General        Partners'
                           Partners    Partner      Partners       Deficit

Balance at
   December 31, 1993      $ (85,489)   $(426,615)  $(1,039,804)   $(1,551,908)

Net loss                    (78,034)       -          (105,076)      (183,110)

Balance at
   December 31, 1994       (163,523)    (426,615)   (1,144,880)    (1,735,018)

Net loss                    (13,122)       -          (140,528)      (153,650)

Balance at
   December 31, 1995       (176,645)    (426,615)   (1,285,408)    (1,888,668)

Net loss (Note G)           (96,011)      (9,601)       (1,067)      (106,679)

Balance at
   December 31, 1996      $(272,656)   $(436,216)  $(1,286,475)   $(1,995,347)

                        The accompanying notes are an integral
                    part of the consolidated financial statements.

                  KRUPP ASSOCIATES 1980-1 AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Years Ended December 31, 1996, 1995 and 1994




                                          1996        1995        1994

Operating activities:
   Net loss                            $(106,679)  $(153,650)  $(183,110)
   Adjustments to reconcile net loss
      to net cash provided by
      operating activities:
         Depreciation and amortization   185,256     188,426     177,796
         Decrease (increase) in cash
            restricted for tenant
            security deposits               (716)      4,241        (711)
         Increase in prepaid expenses
            and other assets              (6,415)    (15,492)     (3,055)
         Increase (decrease) in
            accounts payable             (15,222)    (35,068)      9,393
         Increase in accrued expenses
            and other liabilities         11,945       2,372      15,475
         Increase in interest due to
            an affiliate                 118,517     125,279     103,839
               Net cash provided
                  by operating
                  activities             186,686     116,108     119,627

Investing activities:
   Additions to fixed assets             (94,738)   (146,079)    (75,328)
   Increase (decrease) in accounts
      payable related to fixed asset
      additions                           (9,051)      3,179       2,789
   Decrease (increase) in replacement
      reserve escrow                      (3,603)      7,017       5,493
               Net cash used in
                  investing
                  activities            (107,392)   (135,883)    (67,046)

Financing activity:
   Principal payments on mortgage
      note payable                       (15,435)    (13,904)    (12,793)

Net increase (decrease) in cash           63,859     (33,679)     39,788

Cash, beginning of year                   11,153      44,832       5,044

Cash, end of year                      $  75,012   $  11,153   $  44,832

                  The accompanying notes are an integral
               part of the consolidated financial statements

                  KRUPP ASSOCIATES 1980-1 AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



A. Organization

   Krupp Associates 1980-1 ("KRLP-I") was formed on July 31, 1980 by filing a Certificate of Limited Partnership in The Commonwealth of Massachusetts. KRLP-I issued all of the General Partner Interests to two General Partners (The Krupp Company and The Krupp Corporation) in exchange for capital contributions totaling $5,000.

   The Class B Limited Partner Interests were issued to Chivas Square Associates (the "Original Limited Partner"), in connection with the transfer by the Original Limited Partner to KRLP-I of the real estate property which it formerly owned, subject to the related mortgage note payable.

   On November 10, 1980, KRLP-I commenced an offering of $4,000,000 of Class A Limited Partner Interests in Units of $1,000 each (the
  "Units"), which was successfully completed on April 30, 1981. As of December 31, 1996, there were 4,000 Units of Class A Investor Limited Partner Interests outstanding.

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

B. Significant Accounting Policies

   The Partnership uses the following accounting policies for financial reporting purposes, which differ in certain respects from those used for federal income tax purposes (see Note J).

      Basis of Presentation

      The consolidated financial statements present the consolidated assets, liabilities and operations of KRLP-I and Realty-I (see Note
      A). All intercompany balances and transactions have been eliminated.

      Risks and Uncertainties

      The Partnership invests its cash primarily in deposits and money market funds with commercial banks. The Partnership has not experienced any losses to date on its invested cash.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, contingent assets and liabilities and revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Cash and Cash Equivalents

      The Partnership includes all short-term investments with maturities of three months or less from the date of acquisition in cash and cash equivalents. The cash investments are recorded at cost, which approximates current market values.

      Rental Revenues

      Leases require the payment of base rent monthly in advance. Rental revenues are recorded on the accrual basis.

      Depreciation

      Depreciation is provided for by the use of the straight-line method over the estimated useful life of the related asset as follows:

      Buildings and improvements                5 to 35 years
      Appliances, carpeting and equipment       3 to 5 years

   Impairment of Long-Lived Asset

      In accordance with Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which is effective for fiscal years beginning after December 15, 1995, the Partnership has implemented policies and practices for assessing impairment of its real estate asset.

      The investment in the property is carried at cost less accumulated depreciation unless the General Partners believe there is a significant impairment in value, in which case a provision to write down the investment in property to fair value will be charged against income. At this time, the General Partners do not believe that the asset of the Partnership is significantly impaired.

      Deferred Expenses

      The Partnership is amortizing the costs associated with refinancing the property over the term of the related mortgage using the straight-line method.

      Income Taxes

      The Partnership is not liable for federal or state income taxes as the Partnership's income or loss is allocated to the Partners for income tax purposes. In the event that the Partnership's tax returns are examined by the Internal Revenue Service or state taxing authority and the examination results in a change in the Partnership's taxable income or loss, such change will be reported to the Partners.

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

   On January 21, 1988, the Partnership refinanced Riverside under a $2,310,000 non-recourse first mortgage note payable between Realty-I (in which KRLP-I has a 100% beneficial interest) and HUD. (See below for additional information.) The note is collateralized by Riverside. The Partnership paid off the prior mortgage note with a portion of the proceeds.

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

   Based on the borrowing rates currently available to the Partnership for bank loans with similar terms and average maturities, the fair value of long-term debt is approximately $2,700,000 and $2,800,000 for the years ended December 31, 1996 and 1995 respectively.
   Principal payments due on the mortgage note payable are $16,988, $18,860, $20,939, $23,246 and $25,808 for the five years 1997 through
   2001, respectively.

   During 1996, 1995 and 1994, the Partnership paid $233,527, $235,059,
and   $236,169, respectively, of interest on its mortgage note payable.

E. Notes Payable

   The Partnership had demand notes outstanding with the General Partners and an affiliate of the General Partners at December 31, 1996 and 1995, in the amount of $1,257,385. Interest is accrued monthly at the prime rate of an unaffiliated bank (8.25% at December 31, 1996) plus one percent per annum. During 1996, 1995 and 1994, no interest was paid on these notes. The carrying value of the notes approximates fair value.

F. Accrued Expenses and Other Liabilities

   Accrued expenses and other liabilities at December 31, 1996 and 1995 consist of the following:

                                                       1996        1995

         Accrued real estate taxes                   $130,730    $133,334
         Tenant security deposits                      31,852      32,004
         Deferred income                                5,420       4,230
         Accrued expenses, other                       74,242      60,731

                                                     $242,244    $230,299
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

   In general, the allocation of profits and losses are calculated based on the terms of the Partnership Agreement, as described above. However, the Internal Revenue Code contains rules which govern the allocation of tax losses among partners. For the years 1992 through 1995, the allocation of tax losses were calculated based on these rules. Under this code, tax losses are not allocated to a limited partner if a general partner bears the economic risk for that loss. Due to operating losses incurred during these years, the General Partners undertook additional liabilities on behalf of the Partnership. As a result, the Partnership allocated additional tax losses to the General Partners. In conjunction with the tax election referred to above, the financial statements presented herein reflect the allocation of net loss in accordance with the rules of the Internal Revenue Code.

   As of December 31, 1996, the following cumulative partner contributions and allocations have been made since inception of the Partnership:

                          Class A     Original
                          Limited      Limited     General
                          Partners     Partner      Partners      Total
   Capital
      contributions     $ 4,000,000   $ (78,613) $   105,000   $ 4,026,387
   Syndication costs       (480,000)         -          -         (480,000)
   Distributions           (760,000)    (76,000)      (8,445)     (844,445)
   Net loss from
      operations         (5,007,595)   (479,097)  (1,404,974)   (6,891,666)
   Net income from
      sales and
      restructuring       1,974,939     197,494       21,944     2,194,377
                        $  (272,656)  $(436,216) $(1,286,475)  $(1,995,347)

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

   During 1996, 1995 and 1994, interest on borrowings accrued to the General Partners or affiliates of the General Partners were $118,517, $125,279, and $103,839, respectively.

I. Future Base Rents Due Under Commercial Operating Leases

   Future base rents due under commercial operating leases for the years 1997 through 2001 and thereafter are as follows:

                           1997                 $190,308
                           1998                  154,970
                           1999                   16,902
                           2000                     -
                           2001                     -
                           Thereafter               -

J. Federal Income Taxes

   For federal income tax purposes, the Partnership is depreciating its property using the accelerated cost recovery system ("ACRS") and the modified accelerated cost recovery system ("MACRS"), depending on which is applicable.

   The reconciliation of the net loss reported in the accompanying Consolidated Statement of Operations with the net income (loss) reported in the Partnership's federal income tax return for the years ending December 31, 1996, 1995, and 1994 is as follows:

                                                1996        1995        1994
   Net loss per Consolidated Statement
      of Operations                          $(106,679)  $(153,650)  $(183,110)

   Add: Difference between book and tax
      depreciation                             116,611       9,419      (2,306)

      Net income (loss) for federal income
      tax purposes                           $   9,932   $(144,231)  $(185,416)

   The allocation of net income for federal income tax purposes for 1996 is as follows:

                                   Portfolio   Passive
                                     Income     Income        Total

      Class A Limited Partners     $   3,449  $   5,490     $   8,939
      Original Limited Partner           345        549           894
      General Partners                    38         61            99
                                   $   3,832  $   6,100     $   9,932

For the years ended December 31, 1996, 1995 and 1994, the per Unit net income (loss) for the Class A Limited Partners for federal income tax purposes was $2.23, $(3.08) and $(19.75), respectively.

The basis of the Partnership's assets for financial reporting purposes exceeds its tax basis by approximately $1,600,000 and $1,710,000 at December 31, 1996 and 1995, respectively. The tax and book bases of the Partnership's liabilities are the same.

K. Operating Deficits

   The Partnership has experienced cash flow deficiencies for several years. In connection therewith, the General Partners, to date, have been able to arrange financing through short-term borrowings from affiliates to cover a substantial portion of these deficits. Also, one of the General Partners, The Krupp Company, contributed an additional $100,000 to the Partnership during 1991. Additionally, the General Partners have arranged for the waiver of property management fees and expense reimbursements payable to the management agent from 1991 to 1996. In January 1993, The Krupp Company loaned $135,000 in the form of a demand note to the Partnership to payoff a demand note from an unaffiliated bank. Operating deficits could continue and the General Partners cannot guarantee that they will be able to take actions that will cover any future deficits. In that event, the Partnership could default on its mortgage payments and become subject to foreclosure proceedings. This would have a significant impact on the financial position and operations of the Partnership. However, the Partnership is current on its mortgage payments, and it cannot presently be determined if a foreclosure will occur in the future. Accordingly, the financial statements do not include any adjustments that might result from the outcome of these uncertainties, all of which raise substantial doubt about the ability of the Partnership to continue as a going concern.

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

                   KRUPP ASSOCIATES 1980-1 AND SUBSIDIARY

           SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                              December 31, 1996


                                                              Costs Capitalized
                                         Initial Cost           Subsequent to
                                        to Partnership           Acquisition
                                                 Building          Building
                                                   and               and
     Description     Encumbrance     Land      Improvements       Improvements

Riverside I Apts
 Evansville, Indiana $ 2,215,574   $525,000    $  3,021,592     $   1,277,668


                          Gross Amounts Carried at End of Year

                                     Building
                                       and                       Accumulated
                       Land        Improvements      Total       Depreciation

                     $525,000      $ 4,299,260    $4,824,260    $   2,730,441

                        Year
                    Construction       Year       Depreciable
                      Completed      Acquired        Life

                        1973           1981       3-35 years

Reconciliation of Real Estate and Accumulated Depreciation for each of the three years in the period ended December 31, 1996:


                                     1996            1995           1994
Real Estate

Balance at beginning of year      $4,729,522      $4,583,443     $4,508,115

Improvements                          94,738         146,079         75,328

Balance at end of year            $4,824,260      $4,729,522     $4,583,443


Accumulated Depreciation

Balance at beginning of year      $2,549,375      $2,365,138     $2,191,531

Depreciation expense                 181,066         184,237        173,607

Balance at end of year            $2,730,441      $2,549,375     $2,365,138

The Partnership uses the cost basis for property valuation for both income tax and financial statement purposes. The aggregate cost for income tax purposes at December 31, 1996 is $4,299,260, and the aggregate accumulated depreciation for federal income tax purposes is $(3,799,028).