Form 10-Q
period 1997-03-31
KRUPP ASSOCIATES 1980-1
filed 1997-05-14
CIK 318526

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 1997
                                      OR

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

The total number of pages in this document is 10.

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

KRUPP ASSOCIATES 1980-1 AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

ASSETS

                                                 March 31,     December 31,
                                                   1997            1996

Multi-family apartment complex, net of
 accumulated depreciation of $2,774,040
 and $2,730,441, respectively                   $ 2,056,853    $ 2,093,819
Cash and cash equivalents                            72,891         75,012
Cash restricted for tenant security deposits         38,194         38,004
Replacement reserve escrow                           40,259         49,030
Prepaid expenses and other assets                   122,643         86,267
Deferred expenses, net of accumulated
 amortization of $38,402 and $37,355,
 respectively                                       108,223        109,270

    Total assets                                $ 2,439,063    $ 2,451,402


                       LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
 Mortgage note payable                          $ 2,211,456    $ 2,215,574
 Notes payable                                    1,257,385      1,257,385
 Accounts payable                                    73,002         93,704
 Accrued expenses and other liabilities             268,112        242,244
 Accrued interest due to an affiliate (Note 3)      666,919        637,842

    Total liabilities                             4,476,874      4,446,749

Partners' deficit (Note 2):
 Class A Limited Partners
  (4,000 Units outstanding)                        (310,874)      (272,656)
 Original Limited Partner                          (440,038)      (436,216)
 General Partners                                (1,286,899)    (1,286,475)

    Total Partners' deficit                      (2,037,811)    (1,995,347)

    Total liabilities and Partners' deficit     $ 2,439,063    $ 2,451,402

                  The accompanying notes are an integral
              part of the consolidated financial statements

KRUPP ASSOCIATES 1980-1 AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   For the Three Months
                                                     Ended March 31,
                                                   1997           1996

Revenue:
 Rental                                         $264,455       $273,981
 Other income                                      1,088            433

    Total revenue                                265,543        274,414


Expenses:
 Operating                                        98,258        101,580
 Maintenance                                      15,038         10,234
 Real estate taxes                                34,500         35,178
 Management fees (Note 3)                         13,504           -
 General and administrative                       12,091         16,719
 Depreciation and amortization                    44,646         44,117
 Interest (Note 3)                                89,970         90,993

    Total expenses                               308,007        298,821

Net loss                                        $(42,464)      $(24,407)

Allocation of net loss (Note 2):

 Class A Limited Partners                       $(38,218)      $(21,966)

 Per Unit of Class A Limited Partner
    Interest (4,000 Units outstanding)          $  (9.55)      $  (5.49)

 Original Limited Partner                       $ (3,822)      $ (2,197)

 General Partners                               $   (424)      $   (244)


                  The accompanying notes are an integral
              part of the consolidated financial statements.

                  KRUPP ASSOCIATES 1980-1 AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                      For the Three Months
                                                         Ended March 31,
                                                        1997         1996

Operating activities:
 Net loss                                              $(42,464)   $(24,407)
 Adjustments to reconcile net loss to net cash
    provided by operating activities:
       Depreciation and amortization                     44,646      44,117
       Changes in assets and liabilities:
          Decrease (increase) in cash restricted
            for tenant security deposits                   (190)      2,813
          Increase in prepaid expenses and
            other assets                                (36,376)    (39,911)
          Decrease in accounts payable                  (18,534)     (2,536)
          Increase in accrued expenses and other
            liabilities                                  25,868      30,795
          Increase in interest due to an affiliate       29,077      29,671

            Net cash provided by operating
              activities                                  2,027      40,542

Investing activities:
 Deposits to replacement reserve escrow                 (12,109)    (12,109)
 Withdrawals from replacement reserve escrow             20,880        -
 Additions to fixed assets                               (6,633)    (12,904)
 Increase (decrease) in accounts payable related
    to fixed asset additions                             (2,168)      4,325

            Net cash used in investing activities           (30)    (20,688)

Financing activity:
 Principal payments on mortgage notes payable            (4,118)     (3,709)

Net increase (decrease) in cash and cash equivalents     (2,121)     16,145

Cash and cash equivalents, beginning of period           75,012      11,153

Cash and cash equivalents, end of period               $ 72,891    $ 27,298



                  The accompanying notes are an integral
              part of the consolidated financial statements.

                  KRUPP ASSOCIATES 1980-1 AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)        Accounting Policies

           Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. In the opinion of the General Partners of Krupp Associates 1980-1 and Subsidiary (the "Partnership"), the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Consolidated Financial Statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996 for additional information relevant to significant accounting policies followed by the Partnership.

           In the opinion of the General Partners of the Partnership, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's consolidated financial position as of March 31, 1997 and its results of operations and cash flows for the three months ended March 31, 1997 and 1996.

           The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

(2)        Summary of Changes in Partners' Deficit

           A summary of changes in Partners' deficit for the three months ended March 31, 1997 is as follows:

                            Class A     Original                  Total
                            Limited     Limited     General       Partners'
                            Partners    Partner     Partners      Deficit

     Balance at
      December 31, 1996   $(272,656)   $(436,216)  $(1,286,475) $(1,995,347)

     Net loss               (38,218)      (3,822)         (424)     (42,464)

     Balance at
      March 31, 1997      $(310,874)   $(440,038)  $(1,286,899) $(2,037,811)

(3)        Related Party Transactions

           Commencing with the date of acquisition of the Partnership's property, the Partnership entered into an agreement under which property management fees are paid to an affiliate of the General Partners for services as management agent. Such agreement provides for management fees payable monthly at a rate of 5% of the gross receipts from the property under management. These manaagement agreements were sold to BRI OP Limited Partnership, a publicly traded real estate investment trust and an affiliate
           of the General Partners, on February 28, 1997.   The Partnership
           also reimburses affiliates of the General Partners for certain expenses incurred in connection with the operation of the Partnership and its property including accounting, computer, insurance, travel, legal and payroll costs relating to the preparation and mailing of reports and other communications to the Limited Partners. From 1991 through 1996, the General Partners arranged with the management agent for the annual waivers of management fees and expense reimbursements. As a result of the sale of the management agreements, effective January 1, 1997, monthly payment of management fees were reinstituted. The management agreement was sold to BRI OP Limited Partnership, a publicly traded real estate investment trust and an affiliate of the General Partners, on February 28, 1997. The General Partners will continue to negotiate for the waiver of expense reimbursements. Property management fees paid to an affiliate of the General Partners were $13,504 and $0 for the three months ended March 31, 1997 and 1996, respectively.

           Interest accrued on borrowings to the General Partners or their affiliates was $29,077 and $29,671 for the three months ended March 31, 1997 and 1996, respectively.

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

The Partnership has experienced cash flow deficiencies for several years and currently has very limited liquidity. Expenditures are being monitored closely and capital improvements are made when necessary. To date, the General Partners have been able to arrange financing, through borrowings from an affiliate of the General Partners, to cover a substantial portion of these cash flow deficiencies. Also, one of the General Partners, The Krupp Company Limited Partnership ("The Krupp Company"), contributed an additional $100,000 to the Partnership during 1991. In January 1993, The Krupp Company loaned an additional $135,000 to the Partnership in the form of a demand note to payoff a demand note from an unaffiliated bank. In addition, the affiliate lender has been willing to defer interest payments on the borrowings since late 1990. Furthermore, the General Partners, through annual negotiations from 1991 through 1996, have arranged for the waiver of property management fees and expense reimbursements payable to the management agent, also an affiliate of the General Partners. Effective January 1, 1997, monthly payment of management fees were reinstituted as a result of the sale of the property management contract to an affiliate of the General Partners. The General Partners will continue to negotiate for the waiver of expense reimbursements.

The General Partners anticipate operating deficits to continue and cannot guarantee that they will be able to take actions that will cover any future deficits. If the property is unable to generate funds sufficient to cover these deficits, the Partnership could default on its mortgage payments and become subject to foreclosure proceedings. However, as of March 31, 1997, the Partnership is current on its mortgage payments.

The General Partners continue to actively pursue the sale of Riverside Apartments. In the event the property is sold, the Partnership will be liquidated. It is anticipated that all sale proceeds will be used to satisfy Partnership obligations and no funds will be available to investors for distribution.

Cash Flow (Deficit)

Shown below, as required by the Partnership Agreement, is the calculation of Cash Flow Deficit of the Partnership for the three months ended March 31, 1997. The General Partners provide the information below to meet requirements of the Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Cash Flow (Deficit) should not be considered by the reader as a substitute to net income (loss), as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                                          Rounded to $1,000


  Net loss for tax purposes                                  $(15,000)
  Items not requiring (requiring) the use of
   operating funds:
     Tax basis depreciation and amortization                   17,000
     Principal payments on mortgage                            (4,000)
     Expenditures for capital improvements                     (7,000)

  Cash Flow (Deficit)                                        $ (9,000)

Operations

In comparing the first quarter of 1997 as compared to the same period in 1996, the decrease in Cash Flow, is attributable to a decrease in net income, as revenue decreased and expenses increased. Rental revenue decreased due a decline Riverside's average commercial occupancy from being fully occupied at 100% during the first quarter of 1996, to an average occupancy of 85% during the first quarter of 1997.

Total expenses increased slightly for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996, with increases in management fees and maintenance expense partially offset by decreases in operating and general and administrative expenses. Effective January 1, 1997, monthly payment of management fees were reinstituted as a result of the sale of the property management contract to an affiliate of the General Partners. Maintenance expense increased due to contracted cleaning services which were previously provided by salaried employees. Thus, the increase in maintenance expense is directly offset by a decrease in operating expense. General and administrative expense decreased due to lower audit expenditures.

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



                 Krupp Associates 1980-1
                 (Registrant)
                 BY: /s/Wayne H. Zarozny
                 Wayne H. Zarozny
                 Treasurer and Chief Accounting Officer of The Krupp Corporation, a General Partner.



DATE:  May 13, 1997