Form 10-Q
period 1997-06-30
KRUPP ASSOCIATES 1980-1
filed 1997-08-14
CIK 318526

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


                              FORM 10-Q

(Mark One)

     QUARTERLY REPORT PURSUANT TO SECTION 13
     OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

For the quarterly period ended    June 30,
1997

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

The total number of pages in this document is 10.
       PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

This Form 10-Q contains forward-looking
statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.
Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

              KRUPP ASSOCIATES 1980-1 AND SUBSIDIARY

                    CONSOLIDATED BALANCE SHEETS


                              ASSETS

                                          June 30,  December 31,
                                            1997        1996

Multi-family apartment complex, net of
  accumulated depreciation of $2,819,651
  and $2,730,441, respectively          $ 2,046,606    $ 2,093,819
Cash and cash equivalents                    62,810         75,012
Cash restricted for tenant security deposits 29,585         38,004
Replacement reserve escrow                   52,598         49,030
Prepaid expenses and other assets            93,395         86,267
Deferred expenses, net of accumulated
  amortization of $39,449 and $37,355,
  respectively                              107,176        109,270

     Total assets                       $ 2,392,170    $ 2,451,402


                 LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
  Mortgage note payable                $ 2,207,229    $ 2,215,574
  Notes payable                          1,257,385      1,257,385
  Accounts payable                          77,592         93,704
  Accrued expenses and other liabilities   237,277        242,244
  Accrued interest due to an affiliate (Note 3)
                                           697,166        637,842

     Total liabilities                   4,476,649      4,446,749

Partners' deficit (Note 2):
  Class A Limited Partners
   (4,000 Units outstanding)              (352,875)      (272,656)
  Original Limited Partner                (444,238)      (436,216)
  General Partners                      (1,287,366)    (1,286,475)

Total Partners' deficit                 (2,084,479)    (1,995,347)

Total liabilities and Partners' deficit $2,392,170    $ 2,451,402







              The accompanying notes are an integral
          part of the consolidated financial statements.

             KRUPP ASSOCIATES 1980-1 AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF OPERATIONS


For the Three Months        For the Six Months
   Ended June 30,             Ended June 30,
  1997    1996               1997      1996

Revenue:
  Rental                   $272,363  $282,092  $536,818  $556,073
  Other income                1,297       843     2,385     1,276

     Total revenue          273,660   282,935   539,203   557,349

Expenses:
  Operating                  96,811    93,131   195,069   194,711
  Maintenance                32,016    19,365    47,054    29,599
  Real estate taxes          30,680    34,523    65,180    69,701
  Management fees (Note 3)   13,263      -       26,767       -
  General and administrative  9,882     2,881    21,973    19,600
Depreciation and amortization46,658  45,201      91,304    89,318
  Interest (Note 3)          91,018    90,610   180,988   181,603

     Total expenses         320,328   285,711   628,335   584,532

Net loss                   $(46,668) $ (2,776) $(89,132) $(27,183)


Allocation of net loss (Note 2):

  Class A Limited Partners $(42,001) $ (2,499) $(80,219) $(24,465)

  Per Unit of Class A Limited
   Partner Interest (4,000
   Units outstanding)      $ (10.50) $   (.63) $ (20.05) $  (6.12)

  Original Limited Partner $ (4,200) $   (249) $ (8,022)  $ (2,446)

  General Partners         $   (467)    $    (28)$   (891) $ (272)









                The accompanying notes are an integral
           part of the consolidated financial statements.

             KRUPP ASSOCIATES 1980-1 AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF CASH FLOWS



                                             For the Six Months
                                               Ended June 30,
                                              1997        1996

Operating activities:
  Net loss                                 $(89,132)   $ (27,183)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Depreciation and amortization           91,304       89,318
     Interest earned on replacement reserve
        escrow                                (230)        -
     Changes in assets and liabilities:
       Decrease in cash restricted for
          tenant security deposits           8,419         2,631
       Increase in prepaid expenses and other
          assets                            (7,128)      (13,017)
       Decrease in accounts payable        (14,394)       (7,657)
       Increase (decrease) in accrued expenses
          and other liabilities             (4,967)        7,820

  Increase in interest due to an affiliate  59,324        59,071

          Net cash provided by operating
             activities                     43,196       110,983

Investing activities:
  Additions to fixed assets                (41,997)     (32,078)
  Decrease in accounts payable related to
     fixed asset additions                   (1,718)        -
  Deposits to replacement reserve escrow    (24,218)     (24,218)
Withdrawals from replacement reserve escrow  20,880       20,535

     Net cash used in investing activities  (47,053)     (35,761)

Financing activity:
Principal payments on mortgage note payable  (8,345)      (7,516)

Net increase (decrease) in cash and cash
   equivalents                              (12,202)      67,706

Cash and cash equivalents, beginning of period  75,012    11,153

Cash and cash equivalents, end of period   $ 62,810    $  78,859












             The accompanying notes are an integral
         part of the consolidated financial statements.

             KRUPP ASSOCIATES 1980-1 AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)Accounting Policies

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. In the opinion of the General Partners of Krupp Associates 1980-
1 and Subsidiary (the "Partnership"), the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Consolidated
Financial Statements included in the
Partnership's Annual Report on Form 10-K for the year ended December 31, 1996 for additional information relevant to significant accounting policies followed by the
Partnership.

In the opinion of the General Partners of the Partnership, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's consolidated financial position as of June 30, 1997, its results of operations for the three and six months ended June 30, 1997 and 1996, and its cash flows for the six months ended June 30, 1997 and 1996. Certain prior year balances have been reclassified to conform with current year consolidated financial statement presentation.

The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results which may be expected for the full year. See
Management's Discussion and Analysis of
Financial Condition and Results of Operations included in this report.

(2) Summary of Changes in Partners' Deficit

A summary of changes in Partners' deficit for the six months ended June 30, 1997 is as follows:

        Class A        Original                        Total
        Limited        Limited    General             Partners'
        Partners       Partner    Partners            Deficit

   Balance at
December 31, 1996$ (272,656)$(436,216)$(1,286,475)   $(1,995,347)

Net loss            (80,219)   (8,022)       (891)       (89,132)

Balance at
June 30, 1997    $ (352,875)$(444,238)$(1,287,366)   $(2,084,479)

(3)Related Party Transactions

Commencing with the date of acquisition of the Partnership's property, the Partnership entered into an agreement under which property management fees are paid to an affiliate of the General Partners for services as management agent. Such agreement provides for management fees payable monthly at a rate of 5% of the gross receipts from the property under management. This management agreement was sold to BRI OP Limited Partnership, a subsidiary of Berkshire Realty Company Inc., a publicly traded real estate investment trust and an affiliate of the General Partners, on February 28, 1997. The Partnership also reimburses affiliates of the General Partners for certain expenses incurred in connection with the operation of the Partnership and

Continued
KRUPP ASSOCIATES 1980-1 AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



(3)Related Party Transactions, Continued

its property, including computer, insurance, travel, legal and payroll costs, and with the costs relating to the preparation and mailing of reports and other communications to the Limited Partners. From 1991 through 1996, the
General Partners arranged with the management agent for the annual waivers of management fees and expense reimbursements. As a result of the sale of the management agreement, monthly payments of management fees were reinstituted in 1997. Property management fees paid to an affiliate of the General
Partners were $13,262 and $26,767 for the three and six months ended June 30, 1997, respectively, and $0 for both the three and six months ended June 30, 1996.

Interest accrued on borrowings from the
General Partners or their affiliates was $30,247 and $59,324 for the three and six months ended June 30, 1997,respectively, and $29,400 and $59,071 for the three and six months ended June 30, 1996, respectively.

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

The Partnership has experienced cash flow deficiencies for several years and currently has very limited liquidity. Expenditures are being monitored closely and capital improvements are made when necessary. To date, the General Partners have been able to arrange financing, through borrowings from an affiliate of the General Partners, to cover a substantial portion of these cash flow deficiencies. Also, one of the General
Partners, The Krupp Company Limited
Partnership ("The Krupp Company"), contributed an additional $100,000 to the Partnership during 1991. In January 1993, The Krupp
Company loaned an additional $135,000 to the Partnership in the form of a demand note to payoff a demand note from an unaffiliated bank. In addition, the affiliate lender has been willing to defer interest payments on the borrowings since late 1990. Furthermore, the General Partners, through annual negotiations from 1991 through 1996, have arranged for the waiver of property management fees and expense reimbursements payable to the management agent, also an affiliate of the General
Partners. Monthly payments of management fees were reinstituted in 1997 as a result of the sale of the property management contract to an affiliate of the General Partners.

The General Partners anticipate operating deficits to continue and cannot guarantee that they will be able to take actions that will cover any future deficits. If the property is unable to generate funds sufficient to cover these deficits, the Partnership could default on its mortgage payments and become subject to foreclosure proceedings. However, as of June
30, 1997, the Partnership is current on its mortgage payments.

Subsequent to the end of the second quarter of 1997, on July 10, 1997, the General Partners entered into a purchase and sale agreement for the sale of Riverside to an unaffiliated buyer, for the selling price of $3,750,000.
It is is expected that the sale will be
consummated during the third quarter of 1997.
It is anticipated that all sale proceeds will be used to satisfy Partnership obligations and no funds will be available to investors for distribution. In the event the property is sold, the Partnership will be liquidated.

Continued

             KRUPP ASSOCIATES 1980-1 AND SUBSIDIARY




Cash Flow (Deficit)

Shown below, as required by the Partnership
Agreement, is the calculation of Cash Flow
(Deficit) of the Partnership for the six months ended June 30, 1997. The General
Partners provide the information below to meet requirements of the Partnership Agreement.
However, Cash Flow (Deficit) should not be considered by the reader as a substitute to net income (loss), as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                                Rounded to $1,000

  Net loss for tax purposes                     $         (32,000)

  Items not requiring (requiring) the use of
   operating funds:
     Tax basis depreciation and amortization               34,000
     Principal payments on mortgage                        (8,000)
     Expenditures for capital improvements                (42,000)

  Cash Flow (Deficit)                           $         (48,000)

Operations

In comparing the three and six months ended
June 30, 1997 and 1996, the decrease in cash flow is attributable to an increase in net loss, as revenue decreased and expenses increased.

Rental revenue decreased for the three and six months ended June 30, 1997 and June 30, 1996 due to a decline in the average occupancy of Riverside's commercial space from being fully occupied at 100% during both the first and second quarters of 1996, to an average occupancy of 85% and 88% during the first and second quarters of 1997, respectively.

Total expenses increased for the three and six months ended June 30, 1997 as compared to the same period in 1996, with increases in maintenance expense, management fees and general and administrative expenses.
Maintenance expense increased due to an
increase in cleaning services.  Monthly
payments of management fees were reinstituted in 1997 as a result of the sale of the property management contract to an affiliate of the General Partners.

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


                     Krupp Associates 1980-1

(Registrant)


BY:/s/Wayne H. Zarozny
Wayne H. Zarozny
Treasurer and Chief Accounting Officer
of The Krupp Corporation,
a General Partner.

DATE: August 12, 1997