Form 10-Q
period 1997-09-30
KRUPP ASSOCIATES 1980-1
filed 1997-11-14
CIK 318526

UNITED STATES
     SECURITIES AND EXCHANGE COMMISSION
           Washington, D.C. 20549


                  FORM 10-Q

(Mark One)

     QUARTERLY REPORT PURSUANT TO SECTION 13
     OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

For the quarterly period ended    September
30, 1997

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

              KRUPP ASSOCIATES 1980-1 AND SUBSIDIARY

                    CONSOLIDATED BALANCE SHEETS


                              ASSETS

                                        September 30,December 31,
                                             1997        1996

Multi-family apartment complex, net of
  accumulated depreciation of $0
  and $2,730,441, respectively (Note 2) $      -    $ 2,093,819
Cash and cash equivalents                 1,296,259      75,012
Cash restricted for tenant security deposits 41,579      38,004
Replacement reserve escrow                   41,251      49,030
Prepaid expenses and other assets             5,514      86,267
Deferred expenses, net of accumulated
  amortization of $0 and $37,355,
  respectively                                 -        109,270

     Total assets                       $ 1,384,603 $ 2,451,402


                 LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
  Mortgage note payable (Note 2)        $      -    $ 2,215,574
  Notes payable to affiliates (Note 3)  1,167,998     1,257,385
  Accounts payable                         74,436        93,704
  Accrued expenses and other liabilities  142,169       242,244
  Accrued interest due to affiliates (Note 5)      -    637,842

     Total liabilities                    1,384,603   4,446,749

Partners' deficit (Note 4):
  Class A Limited Partners
     (4,000 Units outstanding)                -        (272,656)
  Original Limited Partner                    -        (436,216)
  General Partners                            -      (1,286,475)

     Total Partners' deficit                  -      (1,995,347)

Total liabilities and Partners' deficit $ 1,384,603 $ 2,451,402







              The accompanying notes are an integral
          part of the consolidated financial statements.

               KRUPP ASSOCIATES 1980-1 AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF OPERATIONS

                      For the Three Months      For the Nine Months
                       Ended September 30,      Ended September 30,
                             1997      1996      1997      1996
Revenue:
  Rental                  $ 173,929  $275,187  $ 710,747 $831,260
  Other income                4,156       608      6,541    1,884

     Total revenue          178,085   275,795    717,288  833,144

Expenses:
  Operating                  90,434    97,929    285,503  292,640
  Maintenance                14,141    29,953     61,195   59,552
  Real estate taxes         137,547    32,683    202,727  102,384
  Management fees (Note 5)   9,515       -        36,282     -
  General and administrative19,405      8,664     41,378   28,264
  Depreciation and
     amortization           140,592    46,691    231,896  136,009
  Interest (Note 5)          70,979    90,833    251,967  272,436

     Total expenses         482,613   306,753  1,110,948  891,285

  Loss before extinguishment
     of debt and gain on sale
      of property          (304,528)  (30,958)  (393,660) (58,141)

  Extinguishment of debt
     (Note 3)               817,080      -       817,080     -

  Gain on sale of property
     (Note 2)             1,571,927      -     1,571,927    -

Net income (loss)         $2,084,479 $(30,958)$1,995,347 $(58,141)

Allocation of loss before
  extinguishment of debt
  and gain on sale of
  property (Note 4):

  Class A Limited Partners$ (274,075)$(27,862) $ (354,294)$(52,327)

  Class A Limited Partners
     Per Unit (4,000 Units
     outstanding)         $   (68.55)$  (6.96)$   (88.57)$ (13.08)

  Original Limited Partner$  (27,407)$ (2,787)$  (35,429)$ (5,233)

  General Partners        $   (3,046)$   (309)$   (3,937)$   (581)

Allocation of extinguishment
 of debt and gain on sale of property
  (Note 4):

  Class A Limited Partners$  626,950 $   -    $  626,950$   -

  Class A Limited Partners
     Per Unit (4,000 Units
     outstanding)         $   156.74 $   -    $   156.74$   -

  Original Limited Partner$  471,645 $   -    $  471,645$   -

  General Partners        $1,290,412 $   -    $1,290,412$   -

The accompanying notes are an integral
part of the consolidated financial statements.
             KRUPP ASSOCIATES 1980-1 AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                              For the Nine Months
                                              Ended September 30,

                                              1997         1996


Operating activities:
  Net income (loss)                        $1,995,347   $ (58,141)
  Adjustments to reconcile net income (loss)
     to net cash provided by (used in)
     operating activities:
       Depreciation and amortization           231,896    136,009
       Interest earned on replacement reserve
          escrow                                  (230)      -
       Gain on sale of property            (1,571,927)       -
       Extinguishment of debt                (817,080)       -
       Changes in assets and liabilities:
          Decrease (increase) in cash restricted
            for tenant security deposits       (3,575)      2,457
          Decrease (increase) in prepaid expenses
            and other assets                    7,984     (54,924)
          Decrease in accounts payable        (17,100)    (59,362)
          Increase (decrease) in accrued
            expenses and other liabilities   (100,075)     48,943
          Increase in interest due to
             affiliates                        89,851      88,794
          Releases from real estate tax and
            insurance escrows due to sale of
            property                           72,769        -

            Net cash provided by (used in)
               operating activities          (112,140)    103,776

Investing activities:
  Additions to fixed assets                   (59,562)    (58,575)
  Increase (decrease) in accounts payable
     related to fixed asset additions          (2,168)      1,213
  Deposits to replacement reserve escrow      (28,254)    (36,326)
  Withdrawals from replacement reserve escrow  36,263      27,168
  Proceeds from sale of property, net       3,602,682        -

            Net cash provided by (used in)
               investing activities         3,548,961     (66,520)

Financing activities:
  Principal payments on mortgage note payable (9,779)     (11,424)
  Repayment of mortgage note payable       (2,205,795)       -

            Net cash used in financing
               activities                  (2,215,574)    (11,424)

Net increase in cash and equivalents        1,221,247      25,832

Cash and cash equivalents, beginning of period 75,012   11,153

Cash and cash equivalents, end of period   $1,296,259   $  36,985






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

In the opinion of the General Partners of the Partnership, the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly the Partnership's consolidated financial position as of September 30, 1997, its results of operations for the three and nine months ended
September 30, 1997 and 1996, and its cash flows for the nine months ended September 30, 1997 and 1996. Certain prior year balances have been reclassified to conform with current year consolidated financial statement presentation.

The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results which may be expected for the full year. See
Management's Discussion and Analysis of
Financial Condition and Results of Operations included in this report.

The Partnership sold its remaining real estate asset on August 28, 1997 and is the process of liquidating its assets and settling its liabilities.
Based on the Partnership's financial position after the sale of Riverside, the Partnership expects to be released from certain obligations in excess of its available assets. Consequently, the Partnership has presented its consolidated balance sheet as of September 30, 1997 on the liquidation basis of accounting.
This basis is different from the historical basis of accounting used in the preparation of the Partnership's consolidated balance sheet as of December 31, 1996.
As a result comparisons between the September 30, 1997 and December 31, 1996 consolidated balance sheets would not be meaningful.

(2)Disposition of Property

On August 28, 1997, the Partnership sold
Riverside I Apartments ("Riverside"), a 140-
unit multi-family apartment complex with
approximately 30,000 square feet of commercial
retail space, located in Evansville, Indiana,
to an unaffiliated third party for a sales
price of $3,750,000.  Proceeds from the sale,
net of closing costs of $147,318, were used to
repay the outstanding principal on the
mortgage note payable of $2,205,795.  The
remaining proceeds will be applied toward
other Partnership liabilities, including
partial payment of affiliated debt.  The
property had a net book value of $2,030,755
which resulted in a gain of   $1,571,927 for
financial reporting purposes.

(3)Notes Payable

The Partnership had demand notes outstanding with the General Partners and and affiliate of the General Partners at August 28, 1997 and
December 31, 1996, totaling $1,257,385.
Interest was accrued monthly at the prime rate of an unaffiliated bank (8.5% at September 30, 1997) plus one percent per annum.

As discussed in Note 1, the Partnership
adopted the liquidation basis of accounting as of September 30, 1997. Accordingly, the Partnership expects to be released from approximately $817,080 of obligations with respect to the affiliated demand notes payable.
The Partnership recorded a gain on
extinguishment of debt of $817,080 which was equivalent to the estimated releases.




Continued
KRUPP ASSOCIATES 1980-1 AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(4)Summary of Changes in Partners' Deficit

   A summary of changes in Partners' deficit for the nine months ended September 30, 1997 is as follows:

                    Class A       Original               Total
                    Limited       Limited    General     Partners'
                   Partners       Partner    Partners   Deficit

   Balance at
   December 31, 1996  $ (272,656)$(436,216)$(1,286,475)$(1,995,347)

Loss before gain on
sale of property        (354,294)  (35,429)     (3,937)   (393,660)

   Allocation of
   extinguishment of debt
   and gain on sale of property
                        626,950   471,645   1,290,412  2,389,007

   Balance at
   September 30, 1997$     -     $     -    $     -    $     -


The Partnership allocated the gain on sale of property in accordance with the Partnership
Agreement.  Pursuant to the Partnership
Agreement, profits from Terminating Capital
Transactions are allocated, without preference over any class of Partners, first to each class equal to the excess of aggregate losses and distributions over aggregate profits and capital contributions to the respective capital accounts.

(5)Related Party Transactions

The Partnership paid property management fees to an affiliate of the General Partners for management services. Pursuant to the management agreement, management fees were payable monthly at a rate of 5% of the gross receipts from the property under management.
The management agreement was sold to BRI OP
Limited Partnership, a subsidiary
of Berkshire Realty Company Inc., a publicly traded real estate investment trust and an affiliate of the General Partners, on February
28, 1997. The Partnership also reimbursed affiliates of the General Partners for certain expenses incurred in connection with the operation of the Partnership and its property including administrative expenses. From 1991 through 1996, the General Partners arranged with the management agent for the annual waivers of management fees and expense reimbursements.For the three and nine months ended September 30, 1996, management fee and expense waivers totaled approximately $21,000 and $64,000, respectively. As a result of the sale of the management agreement, monthly payments of management fees were reinstituted in 1997. Property management fees paid to an affiliate of the General Partners were $9,515 and $36,282 for the three and nine months ended September 30, 1997, respectively.

Interest accrued on borrowings from the
General Partners or their affiliates was $30,527 and $89,851 for the three and nine months ended September 30, 1997, respectively, and $29,723 and $88,794 for the three and nine months ended September 30, 1996, respectively.




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

Liquidity and Capital Resources

The Partnership's ability to generate cash adequate to meet its needs has been dependent primarily upon the operating performance of Riverside I Apartments ("Riverside"). Such ability is also dependent upon the sale of the asset. These sources of liquidity could be used by the Partnership for payment of expenses related to real estate operations, debt service and expenses. Cash Flow and Terminating Capital Transaction Proceeds, if any, as calculated under Section 8.2(a) ("Cash
Flow") and 8.1(c) of the Partnership Agreement would then be available for distribution to the Partners. The Partnership has discontinued distributions due to insufficient operating Cash Flow.

The Partnership has experienced cash flow deficiencies for several years as a result of consecutive years of net losses and capital improvements in prior years. These losses are a result of depressed market conditions which hindered the Partnership's ability to increase rental rates as required to support the operating expenses, capital improvements and debt service. Consequently, the General
Partners closely monitored all expenditures and completed capital improvements at the property on an as-needed basis only. The
General Partners arranged financing through borrowings from an affiliate of the General
Partners to cover a substantial portion of the cash flow deficiencies. Also, one of the General Partners, The Krupp Company Limited
Partnership ("The Krupp Company"), contributed an additional $100,000 to the Partnership during 1991. In January 1993, The Krupp
Company loaned an additional $135,000 to the Partnership in the form of a demand note to payoff a demand note from an unaffiliated bank. In addition, the affiliate lender has been willing to defer interest payments on the borrowings since late 1990. Furthermore, the General Partners, through annual negotiations from 1991 through 1996, have arranged for the waiver of property management fees and expense reimbursements payable to the management agent, also an affiliate of the General
Partners. Monthly payments of management fees were reinstituted in 1997 as a result of the sale of the property management contract to an affiliate of the General Partners.

On August 28, 1997, the Partnership sold
Riverside for a sales price of $3,750,000.
Proceeds from the sale, net of closing costs
of $147,318, were used to repay the existing
mortgage note on the property of $2,205,795.
The remaining proceeds will be applied toward
other Partnership liabilities, including
partial payment of affiliated debt.
Consequently, there will be no funds available
to investors for distribution.   For financial
reporting purposes, the Partnership realized a gain of $1,462,466 on the sale. The gain was calculated as the difference between net consideration received, less net book value of the property. As a result of the sale of the Partnership's only real estate asset, the Partnership will be liquidated.





Continued

   KRUPP ASSOCIATES 1980-1 AND SUBSIDIARY



Operations

Net loss, before the gain on the sale of property and extinguishment of debt, increased for the three and nine months ended September 30, 1997 when compared to the same periods in 1996, as total revenue decreased and total expenses increased. The decrease in revenue is directly related to the sale of Riverside Apartments in the third quarter of 1997.

Total expenses, increased for the three and nine months ended September 30, 1997 as compared to the same periods in 1996, due to increases in management fees, real estate taxes and depreciation and amortization expense.
Monthly payments of management fees were reinstituted in 1997 as a result of the sale of the property management contract to an affiliate of the General Partners. The increase in real estate taxes is due to a reassessment of prior years' taxes billed in the third quarter of 1997. Depreciation and amortization increased due to the acceleration of deferred mortgage costs due to the repayment of the mortgage note from the sales proceeds.



   KRUPP ASSOCIATES 1980 -1 AND SUBSIDIARY

         PART II - OTHER INFORMATION




Item 1.Legal Proceedings
Response:  None

Item 2.Changes in Securities
Response:  None

Item 3.Defaults upon Senior Securities
Response:  None

Item 4.Submission of Matters to a Vote of Security Holders
Response:  None

Item 5.Other Information
Response:  None

Item 6.Exhibits and Reports on Form 8-K
  (a)        Exhibits
   Response: None

(b)   Reports on Form 8-K
 Date    Event Reported       Financial
Statements Filed

August 28, Disposition of Riverside I Pro
Forma Consolidated Balance 1997 Apartments
Sheet at June 30, 1997.

Pro Forma Consolidated Statements of
Operations for the six months ended June 30, 1997 and for the year ended December 31, 1996.

                  SIGNATURE


Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Krupp Associates 1980-1

(Registrant)

BY:/s/Wayne H. Zarozny
Wayne H. Zarozny
Treasurer and Chief Accounting Officer of The
Krupp Corporation, a General Partner.




DATE: November 14, 1997